Form 10-Q
period 2010-09-30
Asia Carbon Industries, Inc.
filed 2010-11-22
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-167090

ASIA CARBON INDUSTRIES, INC.
(Exact Name of small business issuer as specified in its charter)

Maryland	26-2895795
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Wall Street, 11th Floor, New York, New York 10005
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (646) 623-6999

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 19, 2010 the issuer had 50,608,097 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,820,729	$2,172,641
Accounts receivable, net of allowance of $69,326 and $36,840, as of September 30, 2010 and December 31, 2009, respectively	3,313,107	2,930,329
Inventories	1,324,058	1,272,127
Prepaid expenses	5,979	30,860
Total Current Assets	9,463,873	6,405,957

Property and Equipment, Net	11,668,693	9,985,427

Other Assets:
Xigu loan receivable	149,470	146,500
Land use rights, net of amortization	73,301	73,062
Total Other Assets	222,771	219,562

TOTAL ASSETS	$21,355,337	$16,610,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,294,410	$1,294,190
Accounts payable and accrued liabilities	2,942,834	2,325,718
Due to shareholder	18,091	-
Total Current Liabilities	4,237,244	3,619,908

TOTAL LIABILITIES	4,255,335	3,619,908

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 50,608,077 and 36,239,494 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	50,608	36,239
Additional paid-in capital	5,533,737	3,229,086
Stock to be issued	-	50,000
Statutory reserves	834,046	834,046
Retained earnings	9,256,007	7,744,666
Accumulated other comprehensive income	1,425,604	1,097,001
Total Stockholders' Equity	17,100,002	12,991,038
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,355,337	$16,610,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$6,788,372	$5,233,988	$17,938,324	$14,905,196
Cost of Sales	5,482,802	4,233,141	15,049,046	11,771,774
Gross Profit	1,305,570	1,000,847	2,889,278	3,133,422

Operating Expenses:
Depreciation	16,325	18,975	48,697	49,359
Bad debts	17,060	(1,147)	31,254	(15,819)
Selling	34,953	29,776	104,589	91,012
Professional fees	56,881	-	334,209	-
Other	39,910	33,672	108,897	95,484
Total	165,129	81,276	627,646	220,036
Income From Operations	1,140,441	919,571	2,261,632	2,913,386
Interest expense	33,215	29,589	103,914	112,157
Income Before Provision for Income Tax	1,107,226	889,982	2,157,718	2,801,229
Provision for income tax	291,081	223,009	646,377	698,805
Net Income	$816,145	$666,973	$1,511,341	$2,102,424

Comprehensive Income:
Net Income	$816,145	$666,973	$1,511,341	$2,102,424
Other comprehensive income (loss)	223,686	8,242	328,603	(9,888)
Comprehensive Income	$1,039,831	$675,215	$1,839,944	$2,092,536

Net Income Per Share - Basic and Diluted	$0.02	$0.02	$0.03	$0.05
Weighted Average Shares Outstanding - Basic and Diluted	50,608,077	41,300,303	47,806,241	41,300,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2009

	Preferred Stock		Common Stock		Stock to be	Additional Paid-In	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Reserves	Earnings	Income	Total
Balance - December 31, 2008	-	$-	36,239,394	$36,239	$-	$3,280,061	$572,968	$8,635,209	$1,072,648	$13,597,125
Dividends paid	-	-	-	-	-	-	-	(3,615,313)	-	(3,615,313)
Effect of recapitalization	-	-	100	-	50,000	(50,975)	-	-	-	(975)
Allocation of statutory reserves	-	-	-	-	-	-	261,078	(261,078)	-	-
Net income for the year	-	-	-	-	-	-	-	2,985,848	-	2,985,848
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	24,353	24,353
Balance - December 31, 2009	-	-	36,239,494	36,239	50,000	3,229,086	834,046	7,744,666	1,097,001	12,991,038
Private placement shares issued	-	-	9,202,874	9,203	-	3,029,700	-	-	-	3,038,903
Commission for private placement	-	-	-	-	-	(804,500)	-	-	-	(804,500)
Common stock issued	-	-	5,060,809	5,061	(50,000)	44,939	-	-	-	-
Common stock issued for services	-	-	104,900	105	-	34,512	-	-	-	34,617
Net income for the nine months ended September 30, 2010	-	-	-	-	-	-	-	1,511,341	-	1,511,341
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	328,603	328,603
Balance - September 30, 2010 (Unaudited)	-	$-	50,608,077	$50,608	$-	$5,533,737	$834,046	$9,256,007	$1,425,604	$17,100,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash Flows from Operating Activities:
Net Income	$1,511,341	$2,102,424
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for (reduction in) allowances, returns and doubtful accounts	31,254	(15,819)
Depreciation	376,517	368,547
Amortization of land use rights	1,221	1,216
Common stock issued for services	34,617	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(415,264)	223,496
Increase in inventories	(51,931)	(351,671)
Decrease in prepaid expenses	24,881	279,256
Increase in accounts payable and accrued expenses	617,116	1,304,245
(Decrease) in customer advances	-	(28,267)
Net Cash Provided by Operating Activities	2,129,752	3,883,427

Cash Flows from Investing Activities:
Capital expenditures	(1,861,706)	(945,425)
Cash acquired from recapitalization	-	125
Net Cash Used in Investing Activities	(1,861,706)	(945,300)

Cash Flows from Financing Activities
Repayment of short term debt	-	(151,774)
Cash advance from shareholder	18,091	-
Dividends paid	-	(3,615,313)
Proceeds from private placement	3,038,903	-
Commission paid for private placement	(804,500)	-
Net Cash Provided by (Used in) Financing Activities	2,252,494	(3,767,087)

Effect of Exchange Rate Changes on Cash	127,548	21,266
Net Increase (Decrease) in Cash and Cash Equivalents	2,648,088	(807,694)
Cash and Cash Equivalents - Beginning of the Period	2,172,641	1,898,957

Cash and Cash Equivalents - End of the Period	$4,820,729	$1,091,263

Supplemental Cash Flow Information:
Interest Paid	$112,566	$113,126
Income taxes	$713,580	$517,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organizations

Asia Carbon Industries, Inc. (“Asia Carbon” or “Company”) was incorporated June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

On November 10, 2008, Asia Carbon formed a wholly-owned subsidiary, Jin zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”) under the laws of the PRC in Taiyuan, China. Liteweisi is a management company to manage operations in China.

Taiyuan Hongxing Carbon Black Ltd. Company (“Hongxing”) was incorporated December 4, 2003 under the laws of the PRC. Hongxing is located at Qingxu county, Taiyuan, Shanxi province of China. Hongxing had two shareholders with registered capital of $384,300. Hongxing’s registered capital was $3,316,300 after one shareholder contributed $2,932,000 to Hongxing in 2008.

On December 29, 2009, Asia Carbon had, through its wholly owned subsidiary, Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “VIE Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the VIE Agreements is to cede control of management and economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394  restricted shares of its common stock, par value $0.001, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the VIE Agreements with Liteweisi.

For accounting purposes, the transaction was accounted for in a manner similar to a reverse merger or recapitalization, since the stockholders of Hongxing owned a majority of Asia Carbon’s common stock immediately following the transaction. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transaction are those of Hongxing and are recorded at the historical cost of Hongxing, and the consolidated financial statements after completion of the transaction include the assets and liabilities of Asia Carbon, Liteweisi, and Hongxing (collectively, the “Company”), historical operations of Hongxing, and operations of Asia Carbon and Liteweisi from the date of the transaction. The 36,239,394 restricted shares of common stock issued to Karen Prudente were presented as outstanding for all periods.

Asia Carbon, through its operating company in China, manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star”. Most of the Company’s products are used by the domestic tire industry.

Base of Presentation

The accompanying condensed consolidated financial statements were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Asia Carbon and its subsidiaries. All significant inter-company transactions were eliminated in consolidation. Liteweisi had no activity from November 10, 2008 to December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, short term debt, accounts payable and accrued liabilities, and customer advances.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of Hongxing and Litweisi is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar (“US dollar”).

The assets and liabilities of Hongxing and Litweisi are translated into US dollars at period-end exchange rates.  The revenues and expenses are translated into US dollars at average exchange rates of the periods.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
					(Audited)
RMB/US$ exchange rate at period end	0.14947	0.14650	0.14947	0.14650	0.14650
Average RMB/US$ exchange rate for the periods	0.14776	0.14640	0.14690	0.14630	0.14475

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There was no material foreign currency transaction gain or loss for three and nine months ended September 30, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to the Company’s location and in proper condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The Company writes down inventories to market value if below cost. The Company also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

Long Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Accounting Standards Codification (ASC) 360-10-15 “Impairment or Disposal of Long-Lived Assets” which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Revenue Recognition

We recognize revenue from the sales of products. Sales are recognized when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  Credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return products and historically, customer returns have been immaterial. The Company will replace a product if the customer is not satisfied with its quality. Freight in costs are included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred. There were no material adverting costs for three and nine months ended September 30, 2010 and 2009.

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred. There were no material research and development cost for three and nine months ended September 30, 2010 and 2009.

Segment Information

ASC 280-10 (formerly, SFAS No. 131), “Disclosure About Segments of and Enterprise and Related Information”, requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10, (formerly, SFAS No. 109, “Accounting For Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements were issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 were prepared in accordance with US GAAP for interim financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements were prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 was derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP was condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our registration statement Form S-1, which was declared effectiveness on October 25, 2010.

NOTE 4 - INVENTORIES

Inventories consist of the following at September 30, 2010 and December 31, 2009:

	2010	2009
		(Audited)
Raw materials	$1,071,657	$993,680
Packing and other materials	46,511	53,753
Finished products	257,787	224,694
Reserve for obsolete inventory	(51,897)	-
	$1,324,058	$1,272,127

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at September 30, 2010 and December 31, 2009:

	Estimated
	Useful Lives	2010	2009
			(Audited)
Plant	20	$2,543,879	$2,493,331
Machinary and equipment	10	4,042,269	3,961,948
Transportation equipment	5	109,651	107,472
Other machinary and equipment	5	54,539	53,456
Production line construction in progress		7,288,376	5,318,841
		14,038,714	11,935,048
Less: Accumulated Depreciation		2,370,021	1,949,621
		$11,668,693	$9,985,427

Depreciation was $376,517 and $368,547 for the nine months ended September 30, 2010 and 2009 respectively, and $126,958 and $124,436 for the three months ended September 30, 2010 and 2009, respectively. Depreciation included in cost of goods sold was $327,820 and 319,188 for the nine months ended September 30, 2010 and 2009, respectively, and $110,633 and $105,461 for the three months ended September 30, 2010 and 2009 respectively.

The Company retired the fourth dry method production line in July 2008. The net assets that were not being used in production totaled $2,193,000 and thus the Company stopped depreciation for these assets in July 2008. The retired equipment parts and auxiliary facilities are segregated from other production lines currently being used in production.

The fourth dry method production line was built in 2007. Most of the equipment and parts are in good condition and approximately 20% of them will be used in the Company’s new wet method production line. The Company has two options for the remainder of the equipment and parts. One is to use them as replacement parts for the older production lines and the other is to sell them in the used market place. The replacement cost for the equipment, parts and auxiliary facilities is higher than the original cost . The Company estimated that retired assets could be sold at their net carrying book value. The Company believes that net carrying value of these temporary retired assets is fully recoverable. The Company will assess the impairment of fixed assets on a periodical basis. When the Company determines that part or all of carrying value of assets is not recoverable, an impairment loss will be recognized for the difference between fair market value and carrying value of the assets. The Company will sell those assets which are not usable and record related gain or loss at the time of disposal.

The Company had one new production line under construction and in testing as of September 30, 2010. The new production line has been in production as of October 26, 2010.

NOTE 6 – SHAREHOLDERS LOANS RECEIVABLE

During the first quarter of 2010, the Company loaned RMB 16,226,224 ($2,377,142) and RMB 1,630,386 ($238,851) to two of the Company’s significant shareholders. Shareholder loans were  interest free and due on demand. On June 23, 2010, the Company received payment of RMB 16,226,224 ($2,377,142) and 1,630,386 ($238,851) from the aforementioned shareholders, respectively.

NOTE 7 – XIGU LOAN RECEIVABLE AND LAND USE RIGHTS

On December 29, 2005, the Company lent RMB 554,130 ($82,826) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to pay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for this 49 mu (8.07 acre) parcel of land. The lease terms are for a yearly payment of RMB 10,000 ($1,495) through July, 2053. The balance due was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of land use rights lease.

On October 31, 2007, the Company lent an additional RMB 1,000,000 ($149,470) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement, like to the above loan if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease terms were for a yearly payment of RMB 10,000 ($1,495) through June 2056, the loan balance due was capitalized as land use rights and amortized over the remaining life of land use rights lease started on November 1, 2010.

As of September 30, 2010 and December 31, 2009, land use rights were as follows:

	2010	2009
		(Audited)
Cost	$81,235	$81,235
Less: accumulated amortization	(9,402)	(7,987)
Accumulated foreign exchange adjustment	1,468	(186)
Land use rights, net	$73,301	$73,062

Amortization of land use rights was recorded as rent. Rent expense was $1,221 and $1,216, for nine months ended September 30, 2010 and 2009, respectively, and $409 and $406 for the three months ended September 2010 and 2009, respectively.

The estimated annual amortization of land use rights for the next five years and thereafter is as follows as of September 30, 2010, by years:

2011	$1,657
2012	1,657
2013	1,657
2014	1,657
2015	1,657
Thereafter	65,016
Total	$73,301

The land lease commitment for the Company at September 30, 2010 is as follows:

2011	$1,495
2012	1,495
2013	1,495
2014	1,495
2015	1,495
Thereafter	60,907
Total	$68,382

NOTE 8 – SHORT TERM DEBT

Short term debt at September 30, 2010 and December 31, 2009 consists of the following:

	2010	2009
		(Audited)
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2010	$-	$471,730
Interest at 11.68%, payable March 20, 2011	481,293	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2010	-	796,960
Interest at 11.68%, payable March 20, 2011	813,117	-
To Friedland LLC
Interest free, payable on demand	-	25,500
Total Short Term Debt	$1,294,410	$1,294,190

The short term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Country Risk

As the Company's principal operations are conducted in the PRC, the Company is subject to considerations and risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions in the PRC are denominated in RMB, which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Lack of Insurance

The Company currently has no insurance for its office facilities and operations and cannot be certain it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Corporate Finance Advisory Services Agreements

On September 8, 2008, Asia Carbon entered a Corporate Finance Advisory Services Agreement (the “Asia Carbon Advisory Agreement”) with Friedland Corporate Investor Services LLC (“Friedland LLC”).  The agreement provided Friedland LLC would provide certain corporate finance advisory services to Asia Carbon designed to form a Wholly Owned Foreign Enterprise (“WOFE”) in China and to result in Asia Carbon’s shares becoming publicly-traded in the United States.  As consideration for these services, Asia Carbon agreed to pay Friedland no less than 10% of the Company shares outstanding on a fully diluted basis at the time of commencement of trading of the Company’s shares. These services were provided during 2008 and were valued at $50,000 and recorded as consulting expense.

Pursuant to the Asia Carbon Advisory Agreement, the Company issued 4,700,000 and 360,809 shares to Friedland LLC on January 25, 2010 and May 11, 2010, respectivley.  In addition, the Company paid $498,034 to Friedland LLC in connection with a private placement memorandum (PPM). This amount was netted against the proceeds from the PPM.

NOTE 10 – STOCKHOLDERS’ EQUITY

On January 25, 2010, the Board of Directors (“BOD”) approved the resolution to execute the Asia Carbon Advisory Agreement with Friedland LLC. Pursuant to the agreement, the Board agreed to issue 4,700,000 shares to the designees of Friedland. The 4,700,000 shares issued to Friedland LLC were valued at $50,000 and recorded in 2008.

On January 25, 2010, the BOD approved a resolution to issue 74,900 shares of common stock to its sole director, Mr. Michael Segal at the time for his services as a director of the Company. Since there was no established market for the Company’s equity, the price of private placement was used as a market price to value the service. A professional service fee of $24,717 was recorded during the three months ended March 31, 2010.

On February 17, 2010, the BOD approved a resolution to issue 30,000 shares of common stock to Ms. Karen Prudente for her services to manage the trust of Hongxing shareholders. Since there is no established market for Company’s equity, the price of private placement was used as a market price to value the service. A fee of $9,900 was recorded during the three months ended March 31, 2010.

On February 10, 2010, Asia Carbon issued 4,146,710 shares of common stock to twenty one individual subscribers at $0.33 per share for $1,368,417. On March 29, 2010 the Company issued 186,726 to two individual subscribers at $0.33 per share for $61,620. As of March 31, 2010, total commission paid to brokers was  $634,966.

On April 30, 2010, Asia Carbon issued 4,867,772 shares of common stock to seven individual subscribers at $0.33 per share for $1,606,366. Total commissions and finder’s fees were $169,534.

On May 3, 2010, Asia Carbon issued 1,666 shares of common stock to one individual subscriber at $1.50 per share for $2,500.

On May 11, 2010, the BOD approved the resolution to issue additional 360,809 shares to Friedland LLC, pursuant to the Advisory Services Agreement between the Company and Friedland dated September 8, 2008.

NOTE 11 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, there is no deposit insurance system in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of September 30, 2010 and December 31, 2009 (audited), the Company’s uninsured cash balances were $4,543,041 and $2,164,950, respectively.

NOTE 12 - INCOME TAXES

The provision for income tax of $646,377 and $698,805 for the nine months ended September 30, 2010 and 2009, and $291,081 and $223,009 for the three months ended September 30, 2010 and 2009, respectively, arose from foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed at 25% of net income.

Foreign pretax earnings were $2,157,718 and $2,801,229 for the nine months ended September 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2010, approximately $10,387,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $935,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2010 and December 31, 2009 (audited).

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate is as follows for three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%	-9.0%	-9.0%
Changes in valuation allowance	1.3%	0.1%	5.0%	0.0%
Effective rate	26.3%	25.1%	30.0%	25.0%

At September 30, 2010, the Company had net operating loss carry forwards of $348,438.  A 100% valuation allowance was recorded due to the uncertainty of its redemption.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

The Company purchased raw materials predominantly from six vendors during the three months ended September 30, 2010 with each vendor accounting for 17%, 17%, 17%, 16%, 16% and 17% of purchases. The Company’s purchased from these six vendors during the nine months ended September 30, 2010 were 18%, 18%, 18%, 17%, 15% and 14% of purchases. As of September 30, 2010, accounts payable to these vendors were $413,244, $364,924, $401,157, $395,688, $333,464 and $377,196, respectively.

The Company purchased raw materials from six vendors during the three months ended September 30, 2009 with each vendor accounting for 17%, 17%, 18%, 16%, 15% and 16% of purchases. During the nine months ended September 30, 2009, the Company purchased predominantly from five vendors 20%, 19%, 20%, 18%, and 17% of purchases. As of September 30, 2009, accounts payable to these vendors were $231,818, $233,079, $315,104, $298,867 and $211,764, respectively.

Four customers accounted for 80% of the sales, each of them accounted for 31%, 20%, 19%, and 10% of the sales, during the three months ended September 30, 2010. Three customers accounted for 72% of the sales, each of them accounted for 31%, 21% and 20% of the sales, during the nine months ended September 30, 2010. Accounts receivable from these customers were $985,587, $602,049 and $648,446, respectively.

Three customers accounted for 74% of the sales, each of them accounted for 32%, 22% and 20% of the sales, during the three months ended September 30, 2009. Three customers accounted for 74% of the sales, each of them accounted for 31%, 22% and 21% of the sales, during the nine months ended September 30, 2009. Accounts receivable from these customers were $799,301, $506,039 and $511,710, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

On December 29, 2009, Asia Carbon had, through its wholly owned subsidiary,  JL Carbon, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity  and Shareholders’ Voting Proxy Agreements (collectively, the “VIE Agreements”) with Shanxi Hongxing and shareholders of Shanxi Hongxing, Guoyun Yao and Chunde Meng (“Shanxi Hongxing Shareholders”). The effect of the VIE Agreements is to cede control of management and economic benefits of Hongxing to JL Carbon.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001, to Karen Prudente, nominee and trustee for the Shanxi Hongxing Shareholders for Shanxi Hongxing and the Shanxi Hongxing Shareholders entering into the VIE Agreements with JL Carbon.

For accounting purposes, the transaction was accounted for in a manner similar to a reverse merger or recapitalization, since the stockholders of Shanxi Hongxing owned a majority of Asia Carbon’s common stock immediately following the transaction. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements prior to the transaction are those of Shanxi Hongxing and are recorded at the historical cost of Shanxi Hongxing, and the consolidated financial statements after completion of the transaction include the assets and liabilities of Asia Carbon, JL Carbon, and Hongxing (collectively, the “Company”), historical operations of Shanxi Hongxing, and operations of Asia Carbon and JL Carbon from the date of the transaction. The 36,239,394 restricted shares of common stock issued to Karen Prudente were presented as outstanding for all periods.

Asia Carbon, through its operating company in China, currently manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star”. Most of the Company’s products are used by the domestic tire industry.

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Comparison of Sales for the Three Months Ended September 30, 2010 and 2009

	2010		2009
Product	Sales	Quantity (Ton)	Sales	Quantity (Ton)
N220	$2,176,088	2,360	$1,782,451	2,361
N330	2,087,167	2,395	1,715,358	2,391
N660	2,092,749	2,401	1,736,179	2,420
Naphthalene oil	432,368	550	-	-
Total Sales	$6,788,372	7,706	$5,233,988	7,172

Sales for the three months ended September 30, 2010 were $6,788,372, an increase of $1,554,384 or 30% compared to $5,233,988 for the three months ended September 30, 2009.  The increase in sales was attributable mainly to the increase of unit sales price which resulted from the recovery of financial crisis worldwide and recovery of the demand for our products.  The average sales price of our black carbon products was $888.20 per ton during the three months ended September 30, 2010, an increase of $158.42 per ton, or 21%, from $729.78 per ton during the three months ended September 30, 2009. We sold 7,156 tons of carbon black in three months ended September 30, 2010, 16 tons less than 7,172 tons in the comparable period in 2009.  The increase in sales was also attributable to the new sales of our byproducts – naphthalene oil. We sold 550 ton and 0 ton naphthalene oil, and had revenue of $432,368 and $0, respectively, for the three months ended September 30, 2010 and 2009.

The Company currently has three dry method production lines. Each production line has a capacity of 12,000 tons per annum. Total production capacity is 36,000 tons per annum. The production / total capacity utilization rate was 79% and 79% for the three months ended September 30, 2010 and 2009, respectively. The Company has one new production line under construction and in testing as of September 30, 2010. The new production line was in production as of October 26, 2010.

Comparison of Cost of Sales for the Three Months Ended September 30, 2010 and 2009

Cost of sales was $5,482,802 in 2010, an increase of $1,249,661, or 30% compared to $4,233,141 in 2009. The principal raw material used in our manufacture is residual heavy oils derived from the distillation of coal tars. Production used 13,636 ton of coal tars oil in 2010, an increase of  10 tons, compared to 13,626 tons used in the comparable period of 2009. The increase in cost of sales was mainly from the increased purchase price of our raw materials. The average purchase price was $374.60 per ton during the three months ended September 30, 2010, an increase of $94.31 per ton, or 34%, from $280.29 per ton during the three months ended September 30, 2009.

Comparison of Gross Profit Rate for the Three Months Ended September 30, 2010 and 2009

Gross profit was $1,305,570 for the three months ended September 30, 2010, an increase of $304,723, or 30%, compared to $1,000,847 in 2009. The gross profit rate was 19% for three months ended September 30, 2010, compared to 19% for the three months ended September 30, 2009.

Comparison of Operating Expenses for the Three Months Ended September 30, 2010 and 2009

Operating expenses included depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $165,129 for the three months ended September 30, 2010, an increase of $83,853, or 103% compared to $81,276 in the comparable period of 2009. The increase in operating expenses was mainly attributable to increase in professional fees of $56,881, which consists of audit, legal, contracted CFO and director service fees and other professional fees. We plan to be listed in the US security market and therefore expect that public company related expenses, such as professional fees and investor relations and other filing expense will increase in the future.

Comparison of Net Income for the Three Months Ended March 31, 2010 and 2009

Net income was $816,145 for the three months ended September 30, 2010, an increase of $149,172, or 22%, compared to the net income of $666,973 in the three months ended September 30, 2009. The increase in net income was attributable primarily to the increase in our sales from the recovery from this financial crisis worldwide and recovery of the demand for our products. It was also attributable to the new sales of our new byproducts – naphthalene oil.

Nine Months Ended September 30, 2010 as compared to Nine Months Ended September 30, 2009

Comparison of Sales for the Nine Months Ended September 30, 2010 and 2009

	2010		2009
Product	Sales	Quantity (Ton)	Sales	Quantity (Ton)
N220	$6,026,859	6,995	$5,061,117	6,933
N330	5,738,949	7,072	4,926,731	7,160
N660	5,740,148	7,071	4,917,348	7,143
Naphthalene oil	432,368	550	-	-
Total Sales	$17,938,324	21,688	$14,905,196	21,236

Sales for the nine months ended September 30, 2010 were $17,938,324, an increase of $3,033,128 or 20% compared to $14,905,196 for the nine months ended September 30, 2009.  The increase in sales was attributable mainly to the increase of unit sales price which resulted from the recovery of financial crisis worldwide and recovery of the demand for our products.  The average sales price of our black carbon products was $828.17 per ton during the nine months ended September 30, 2010, an increase of $126.29 per ton, or 18%, from $701.88 per ton during the nine months ended September 30, 2009. We sold 21,138 tons of carbon black in nine months ended September 30, 2010, a decrease of 98 tons, compared to 21,236 tons in the comparable period in 2009. The increase in sales was also attributable to sales of our new byproducts – naphthalene oil. We sold 550 tons and 0 tons naphthalene oil, and had revenue of $432,369 and $0, respectively, for the nine months ended September 30, 2010 and 2009.

The Company currently has three dry method production lines. Each production line has a capacity of 12,000 tons per annum. Total production capacity is 36,000 tons per annum. The production / total capacity utilization rate was 78% and 78% for the nine months ended September 30, 2010 and 2009, respectively. The Company has one new production line under construction and in testing as of September 30, 2010. The new production line was in production as of October 26, 2010.

Comparison of Cost of Sales for the Nine Months Ended September 30, 2010 and 2009

Cost of sales was $15,049,046 in 2010, an increase of $3,277,272, or 28% compared to $11,771,774 in 2009. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 40,219 ton of coal tars oil in nine months ended September 30, 2010. It was approximately the same as 40,346 tons used in the comparable period of 2009. The increase in cost of sales was mainly from the increased purchase price in our raw materials. The average purchase price was $341.83 per ton during the nine months ended September 30, 2010, an increase of $79.70 per ton, or 30%, from $262.13 per ton during the nine months ended September 30, 2009.

Comparison of Gross Profit Rate for the Nine Months Ended September 30, 2010 and 2009

Gross profit was $2,889,278 for the nine months ended September 30, 2010, a decrease of $244,144, or 8%, compared to $3,133,422 in 2009. The gross profit rate was 16% for nine months ended September 30, 2010, a decrease of 5 percentage points, compared to 21% in nine months ended September 30, 2009. The decrease in gross profit and gross profit rate in 2010 was from increased in cost of sales and price of coal tars oil aforementioned.

Comparison of Operating Expenses for the Nine Months Ended September 30, 2010 and 2009

Operating expenses included depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $627,646 for the nine months ended September 30, 2010, an increase of $407,610, or 185% compared to $220,036 in the comparable period of 2009. The increase in operating expenses was mainly attributable to increase in professional fees of $334,209, which consists of audit, legal, contracted CFO and director service and other professional fees. We plan to be listed in the US security market and therefore expect that public company related expenses, such professional fees and investor relations and other filing expense will increase in the future.

Comparison of Net Income for the Nine Months Ended September 30, 2010 and 2009

Net income was $1,511,341 for the nine months ended September 30, 2010, a decrease of $591,083, or 28%, compared to the net income of $2,102,424 in the nine months ended September 30, 2009. The decrease in net income was attributable primarily to higher raw material cost and increased expenditures on public company related professional fees aforementioned.

Liquidity and Capital Resources

We had cash and cash equivalents of $4,820,729 and $2,172,641 as of September 30, 2010 and December 31, 2009, respectively. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Our accounts receivable are an increasingly significant portion of our current assets, representing $3,313,107 and $2,930,329, or 35% and 46%, of current assets, as of September 30, 2010 and December 31, 2009, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

Percentage of aged accounts receivable

	Total	Current	31-90	91-120	121-360	Over 361
September 30, 2010	100.00%	93.06%	5.90%	0.00%	0.00%	1.04%
December 31, 2009	100.00%	95.69%	3.16%	0.00%	0.07%	1.08%

As of September, 2010, three customers’ receivables totaled $34,913 over 360 days, compared to three customers’ receivables that totaled $34,220 over 180 days as of December 31, 2009. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation. Allowance for doubtful account was $69,326 and $36,840 as of September 30, 2010 and December 31, 2009, respectively.

Net cash provided by operating activities was $2,129,752 and $3,883,427 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 was due to the decrease in net income and increase in accounts receivable.

Net cash used in investing activities was $1,861,706 and $945,300 for the nine months ended September 30, 2010 and 2009, respectively. The capital expenditures were related to the new production line under construction. The new production line was in production as of October 26, 2010.

Net cash provided by financing activities was $2,252,494 for the nine months ended September 30, 2010. During nine months ended September 30, 2010, the Company issued 9,202,874 shares of common stocks to private investors and received gross proceeds of $3,038,903. Total commissions paid in connection with this private placement was $804,500. During the first quarter of 2010, the Company loaned $2,615,993 to two of the Company’s significant shareholders. On September 23, 2010, the Company received $2,615,993 from aforementioned shareholders. In addition, the Company received a $18,091 cash advance from a shareholder in 2010. The Company paid $3,615,313 dividends to two  significant shareholders in 2009. The Company also repaid a $151,774 short term loan in 2009.

The Company had short term debts as of September 30, 2010 and 2009, as follows:

	2010	2009
		(Audited)
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2010	$-	$471,730
Interest at 11.68%, payable March 20, 2011	481,293	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2010	-	796,960
Interest at 11.68%, payable March 20, 2011	813,117	-
To Friedland LLC
Interest free, payable on demand	-	25,500
Total Short Term Debt	$1,294,410	$1,294,190

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

The Company repaid $25,000 to Friedland in March 2009. In March 2010, the Company repaid $471,730 loan to Xigu Credit Union and $796,960 to Chengguan Credit Union in March 2010.
Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

We believe our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business in the future, and it is possible that we may require additional funding for that purpose. We cannot assure you that funding will be available when we require funding.

Critical Accounting Policies and Estimates

The Company believes the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (“US GAAP”). The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

General

The Company’s Consolidated Financial Statements are prepared in accordance with US GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue from sales of products. Sales are recognized when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but usually does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return products and historically, customer returns have been immaterial. The Company will replace products if our customers are not satisfied with their quality. Freight in costs are included in cost of goods sold.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, short term debt, accounts payable and accrued liabilities, and customer advances.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity or by comparison to other instruments with similar terms.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” The functional currency of Hongxing and JL Carbon is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar (“US dollar”). The financial statements of Hongxing and JL Carbon are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Segment Information

ASC 280-10 (formerly, SFAS No. 131), “Disclosure About Segments of and Enterprise and Related Information”, requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements were issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date: November 22, 2010	By:	/s/ Guo Yun Yao
Guo Yun Yao
Chief Executive Officer, President, Secretary and Director
(principal executive officer)

Date: November 22, 2010	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (principal accounting and financial officer)