Form 10-K
period 2010-12-31
Asia Carbon Industries, Inc.
filed 2011-03-31
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 333-167090

Asia Carbon Industries, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2895795
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

110 Wall Street, 11th Floor, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 623-6999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                       ☐ Yes                 ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2010 was approximately $21,346,573.26 (20,928,013 shares of common stock held by non-affiliates) based upon the closing price of $1.02 per share of common stock as quoted by OTC Bulletin Board on March 29, 2011.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 ☐ Yes  ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of March 29, 2011 is 50,608,077.

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.     We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business

Corporate History

Asia Carbon Industries, Inc. (the "Company") was incorporated in the State of Maryland on June 23, 2008. Through the steps described below, we became the indirect holding company for Taiyuan Hongxing Carbon Black, Ltd. ("Hongxing"), a manufacturer of carbon black products in the People's Republic of China ("PRC"), on December 29, 2009.

On November 10, 2008, we formed Liteweisi as our wholly-owned subsidiary and a "wholly foreign-owned enterprise" in the PRC.

The laws of the PRC place certain restrictions on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, on December 29, 2009, we, through Liteweisi, entered into a Entrusted Management Agreement, Exclusive Option Agreement, Exclusive Purchase Agreement, Pledge of Equity Agreement and Shareholders’ Voting Proxy Agreement (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yan and Chunde Meng (the “Hongxing Shareholders”).  Asia Carbon issued 36,239,394 restricted shares of its common stock to Karen Prudente, nominee and trustee for the Hongxing Shareholders, for Hongxing and the Hongxing Shareholders entering into the Entrusted Agreements. Karen Prudente’s role with respect to the restricted shares held by the Hongxing Shareholders is to manage the trust of the Hongxing Shareholders. These restricted shares issued to Karen Prudente were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering. As a result of the aforementioned transaction, the Hongxing Shareholders obtained control of the Company.

Generally, we provide Hongxing with technology consulting and management services pursuant to the Entrusted Agreements, the material terms are as follows:

•
Entrusted Management Agreement – pursuant to this agreement entered into by and among the Hongxing Shareholders, Hongxing, and Liteweisi, the Hongxing Shareholders and Hongxing entrust the management of Hongxing to Liteweisi until (a) the winding up of Hongxing, (b) the termination date of the agreement as determined by the parties, or (c) the date on which Liteweisi acquires Hongxing. During the term, Liteweisi is fully and exclusively responsible for the management of Hongxing. In consideration of such services, the Hongxing Shareholders and Hongxing will pay a fee to Liteweisi as set forth in the agreement.

•
Exclusive Option Agreement – pursuant to this agreement entered into by and among Liteweisi, the Hongxing Shareholders, and Hongxing, the Hongxing Shareholders grant Liteweisi an irrevocable exclusive purchase option to purchase all or part of the shares of Hongxing, currently owned by any of the Hongxing Shareholders. Further, Hongxing grants Liteweisi an irrevocable exclusive purchase option to purchase all or part of the assets and business of Hongxing. Liteweisi and the Hongxing Shareholders will enter into relevant agreements regarding the price of acquisition based on the circumstances of the exercise of the option, and the consideration shall be refunded to Liteweisi or Hongxing at no consideration in an appropriate manner decided by Liteweisi. Upon the exercise of the option, Liteweisi will be subject to non-competition restrictions as set forth in the agreement.

•
Exclusive Purchase Agreement – pursuant to this agreement entered into by and among Liteweisi and Hongxing, Hongxing grants to Liteweisi the sole and exclusive right of purchasing all the products produced and manufactured by Hongxing at a price which is equal to the total cost of the products subject to adjustments by the parties’ mutual written agreement.

•
Pledge of Equity Agreement –pursuant to this agreement entered into by and among the Hongxing Shareholders (as Pledgors), and Liteweisi (as Pledgee), the equity interest of the Hongxing Shareholders is pledged to guarantee all of the rights and interest Liteweisi is entitled to under the Entrusted Management Agreement, the Exclusive Option Agreement, and the Shareholders’ Voting Proxy Agreement. The Hongxing Shareholders pledge, by way of a first priority pledge, all of its rights, title and interest in (i) 100% of the equity interest in Hongxing, (ii) 100% of the registered capital of Hongxing, (iii) all investment certificates and other documents in respect of the registered capital of Hongxing, (iv) all money, dividends, interest and benefits at any time arising in respect of all the equity interest and registered capital of Hongxing, and (v) all voting rights and all other rights and benefits attaching to or accruing to the equity interst of the registered capital of Hongxing to Liteweisi.

•
Shareholders’ Voting Proxy Agreement – pursuant to this agreement entered into by and among the Hongxing Shareholders and Liteweisi, the Hongxing Shareholders irrevocably appoint the persons designated by Liteweisi with the exclusive right to exercise, on their behalf, all of their voting rights of Hongxing. The persons designated by Liteweisi shall be the full board of directors of Liteweisi.

When we sell our equity or borrow funds we expect the proceeds will be forwarded to Hongxing and accounted for as a loan to Hongxing and eliminated during consolidation. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. For example, in April 2010 we raised $1,368,464, and in May 2010, we raised $1,667,984 in two private placements from certain non-affiliated accredited investors in a private placement of our common stock. Net proceeds after our expenses were provided to Hongxing through Liteweisi.

The Entrusted Agreements empowered Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligates Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under ASC 810-10. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

By causing our subsidiary Liteweisi to enter into the Entrusted Agreements, we obtained substantially the same result as a direct share exchange, which is to permit us to consolidate the financial results of Hongxing as our VIE.

The following diagram sets forth the current corporate structure of the Company:

Neither Asia Carbon nor Liteweisi has any operations or plans to have any operations in the future other than acting as a holding and management company for Hongxing and raising capital for its operations. However, we reserve the right to change our operating plans regarding Asia Carbon and Liteweisi.

History of Hongxing

Hongxing, the primary entity through which we operate our business, was formed on December 4, 2003 as a limited liability company under the laws of the PRC, under the approval of Shanxi Development and Reform Commission. In December 2009, Hongxing and Liteweisi, a wholly-owned subsidiary of Asia Carbon, entered into a number of contractual agreements by which Liteweisi was entrusted to manage and operate Hongxing. These contractual agreements, described in further detail above, also provide for the consolidation of the financial statements of Asia Carbon, Liteweisi, and Hongxing.

Business of Hongxing

We are a holding company that, through our wholly-owned subsidiary Liteweisi and our variable interest entity ("VIE") Hongxing, manufactures in the PRC a series of high quality carbon black products under the brand name “Great Double Star.”

According to Company research, we are one of the top ten carbon black producers in Shanxi Province in China and have relationships with a high-profile customer base.  Revenue and net income have grown consistently since inception, and in the fiscal year ended December 31, 2010, we reported revenues of $29.7 million, a 44% increase over the year 2009, and $3.27 million in net income, a 10% increase compared to 2009.

Carbon black is a deep black powder with a number of applications. Derived from the controlled combustion of coal tar or residual oil feedstock, carbon black’s desirable chemical properties make it a critical raw material for many industries.  It is widely used within the rubber industry as reinforcing filler; the paint and coating industry use carbon black as coloring agent and it is used in batteries as a conductive agent.  Carbon black is used predominately by the automotive tire industry, where it can improve rubber’s strength, wear resistance, and life span, and thus lower the overall cost of tire products.

Hongxing manufactures carbon black through a combination of dry method and wet method production. In 2010, the Company directed resources to converting one of its existing lines into a wet method production line to produce better quality, lower cost, and more environmentally friendly carbon black. The new wet line commenced full operation in the fourth quarter of 2010.

Industry Overview

According to the Carbon Black World Data Book 2008, the latest available industry report, issued by Notch Consulting Group that is published annually to provide an overview of the carbon black industry, demand in the carbon black industry is forecast to rise 4.2 % per year through 2010 to nearly 11 million metric tons per year.  While growth in worldwide demand may slow, it is anticipated that China’s domestic demand will continue to bolster a healthy rubber market.

China is the world’s second largest producer of carbon black.  According to the latest available report, a 2008 report by Dong Fang Securities, a national and comprehensive securities company in China that provides services like security underwriting, brokerage, investment consulting, and financial advising, the rubber industry accounts for 89.5% of worldwide carbon black consumption, 67.5% of which is used for tire manufacturing and 9.5% is for other rubber car parts (such as fan belts, bumpers, etc.). Other rubber industries account for 12.5%.  The remaining 10.5% is used in other non-rubber industries like ink, coating, plastic, etc.

It is management’s belief based on industry experience that modern carbon black products are an adaption of early "lamp blacks," first produced in China over 3,500 years ago, when printers used the soot generated from burning oil in lamps to make ink.  The technology did not change much until advances in the twentieth century facilitated cost-effective mass production.  Today, carbon black is primarily produced from "sour" gas (natural gas that contains hydrogen sulfide or sulfur) and coal tar (one of the by-products formed when coal is carbonized to make coke or gasified to make coal gas).

It is also our belief based on industry experience that the majority of existing production lines use a traditional “dry” granulation method to produce carbon black. While this method is efficient, it has drawbacks. In its initial form, carbon black is a fluffy, black powder, which is difficult to handle and easily released into the atmosphere where it can be breathed in by workers.  Without proper ventilation and worker protection, this can be a health hazard.  Carbon black dust can also get into small, even closed spaces, such as electrical boxes, making it difficult to keep the work area clean.

It is also our belief based on industry experience that carbon black supplies were initially produced largely in the United States ("US"), predominately in oil producing areas such as Texas. However, as environmental and employee health concerns grew, production in the US decreased substantially.  The shortfall was made up for in countries like China, where regulations are less stringent and labor is more accessible and less expensive.  Today, these countries account for the majority of global production.

Over time, efforts to improve the overall manufacturing process resulted in the development of a “wet” granulation production method.  This wet process virtually eliminates the carbon dust and provides additional benefits.  Wet manufacturing lowers the cost of producing carbon black, leaves a smaller environmental footprint, and yields a final product that is denser and more durable. As a result, longer lasting end products are produced. The Company is in the process of converting one of its existing lines from dry granulation to the wet production method.

Carbon Black Industry in China

A report from China’s Carbon Black Association (Fourth Issue, 2009), the only national organization in the carbon black industry in China whose mandate is to assist the government to supervise the industry, conduct industry research and statistics, and to publish such research findings, and whose data are widely used and regarded as authoritative,  of which Hongxing is a member, indicated that in 2007, the aggregate net revenue for its 39 members was $485 million, a 55.87% increase as compared to 2006.  Sales volume for 2007 was 1.78 million tons, an increase of 31.17% compared to 2006.  As a whole, China’s carbon black production capacity continues to grow; in 2008, the total output of carbon black in China reached 2.43 million tons, a 5.65% increase of 2.3 million tons from the total output in 2007. In 2009, the total output of carbon black reached 2.83 million tons. The projected total output of carbon black in 2010 is 3.25 million tons. The statistic for 2010 will be released by the Carbon Black Association in April of 2011.

There are several factors affecting China’s carbon black market.  The following is an overview of the key issues.

Today, there are more than 40 carbon black varieties for rubber production, of which the China market currently produces approximately 30 according to the Handbook of Rubber Industry (Revised, 2002), Second Subset, published by Chemical Industry Press, a science and technology publisher with publications on subjects like chemistry, chemical technology, materials, environment, energy, biotechnology, and pharmacy. The total output of carbon black is in surplus, but the availability of high-quality and wet-granulation carbon black varieties for radial tire production is still insufficient to meet demand.  As this continues to improve, and the quality, price and performance of China’s product can satisfy the requirements in the international market, China’s exports will continue to rise.

In China, tire manufacturing accounts for more than 80% of total carbon black consumption.  According to the China Association of Automobile Manufacturers, a self-regulatory and non-profit organization for auto manufacturers, spare part manufacturers and related industries approved by the Ministry of Civil Affairs of China, auto sales in 2009 were 13.64 million vehicles, an increase of 46% over 2008. The sales for 2010 were 18 million units, making China the largest auto market in the world.  In the next few years, it is also expected that more and more global tire manufacturers will shift their production base to China. Overseas and domestic market demands will stimulate tire industry growth, which, in turn, increases the demand within the carbon black industry.

In order to accelerate the industrial restructuring, and to prevent redundant low-level construction and environmental pollution, the PRC strengthened their regulation over the carbon black industry in June 2002, issuing "The Directory of the Elimination of Outdated Production Capacity, Processes and Products." According to the Directory, any dry granulation device with annual production capacity of less than or equal to 10,000 tons of carbon black was to be eliminated. This decree resulted in more than 70 small-scale carbon black manufacturing companies withdrawing from the market due to outdated technology. As the market of carbon black intensifies, small-scale and poor performing enterprises will be eliminated. The China market favors large enterprises with great production capacity and modern technology.

It is management’s belief based on industry experience that China’s Tenth Five-year Plan with respect to the carbon black industry targets the development and production of high-quality and high-grade varieties for radial tires, especially for "green" high performance tires and tires with low rolling-resistance. As demand for conventional carbon black varieties for bias tires and other downstream sectors eventually decreases, the Five-Year Plan encourages the carbon black sector should make greater efforts in technical innovation and product development to satisfy the demand in the tire market.

While benefiting companies such as Hongxing, with the capability and resources to heed these government initiatives, such directives also serve as barriers to entry for new firms who must secure construction and environmental permits; many new projects have been rejected due to deviation from environmental protection standards. In recent years, China’s carbon black companies have made great strides to achieve energy conservation and emission reduction.

Properties of Carbon Black

The main three properties of carbon black are:

Particle Size

The diameter of spheric particles is the fundamental property which largely affects blackness and dispersibility when carbon black is mixed with resins or other vehicles. In general, the smaller the particle size is, the higher the blackness of carbon black becomes. Dispersion, however, becomes difficult due to an increase in coagulation force.

Structure

Like particle size, the size of the structure also affects the blackness and dispersibility of carbon black. Generally, the increase of structure size improves dispersibility but lowers blackness. Carbon black with a larger structure in particular shows an excellent conductive property.

Surface Chemistry

Various functional groups exist on carbon black’s surface. The affinity of carbon black with inks or paint varnishes changes depending on the type and amount of the functional groups.

Carbon black, with a large amount of hydroxyl group given with oxidation treatment, has a greatly enhanced affinity to print inks or varnishes, showing an excellent dispersibility.

Production of Carbon Black

Carbon black is produced with the thermal decomposition method or the partial combustion method using hydrocarbons such as oil or natural gas as raw material.

The characteristics of carbon black vary depending on manufacturing process, and therefore carbon black is classified by manufacturing process. Carbon black produced with the furnace or “dry” process, which is the most commonly used method now, is called or “furnace black,” distinguishing it from carbon black, which is manufactured with other processes.

The Company’s three production lines use the dry granulation method to produce carbon black.  This method forms carbon black by blowing petroleum oil or coal oil as raw material (feedstock oil) into high-temperature gases to combust them partially. This method is suitable for mass production due to its high yield, and allows wide control over its properties such as particle size or structure. This is currently the most common method used for manufacturing carbon black for various applications from rubber reinforcement to coloring.

While this is efficient, a significant amount of carbon dust is generated. It is this dust which causes health and environmental concerns.  The “wet” granulation lines that Hongxing completed and run into operation on October 26, 2010, provide a number of significant benefits, including gas comprehensive utilization, lowering black carbon production cost, reducing environmental pollution, increasing black carbon product quality, and increased varieties of black carbon.  The new wet line has an annual capacity of 25,000 tons of carbon black.

Products

The Company currently manufactures one “soft” and two “hard” carbon black products, called N660, N330, and N220, respectively. The Company’s main product N660, is a soft carbon black which has the flexibility necessary for the production of automobile tire inner tubes and hoses.  The Company also produces N220 and N330 hard carbon black. N220 hard carbon black, which has good strength and elongation properties, is mainly used in the manufacturing of automobile tires. The N330 hard carbon black has a lower production cost and is mainly used in manufacturing sides of automobile tires.

The price of hard carbon black is slightly higher than that of soft carbon black. Although the cost of hard carbon black is a little higher than that of soft carbon black, the demand for hard carbon black is significantly higher than the demand for the soft.

As of December 2010, the market price of dry N220 hard carbon black was $1,036 per ton, of wet N220 hard carbon black was $1,139 per ton, of N330 hard carbon black was $984 per ton, and of N660 soft carbon black was $984 per ton. In terms of profitability, N660 is the most profitable product (the cost of producing N660 is the lowest among the three products). Producing a ton of N660 soft carbon black requires roughly 1.7 tons -1.8 tons of coal tar, and the profit margin is about 30%; while producing a ton of N220 or N330 hard carbon black requires about 1.9 tons of coal tar, and the profit margin is only 23% -24%.

Manufacturing

The dry production of carbon black includes five processes: the supply of raw materials process, carbon black cracking process and use of waste heat process, separation of carbon black process, dry granulation, and packaging process, as illustrated in the following diagram. Each of the Company’s production lines typically runs for 11 months of the year, leaving one month for repair and maintenance.

The wet production of carbon black is more complex in terms of technology and procedures, as illustrated in the following diagram.

Uses for Carbon Black

Practically all rubber products which require good tensile and abrasion wear properties use carbon black, thus they are black in color. Where physical properties are important but colors other than black are desired, such as white tennis shoes, precipitated or fused silica is typically substituted. The most common use of carbon black has been as a reinforcing agent in tires. Today, because of its unique properties, the uses of carbon black have expanded to include pigmentation, ultraviolet (UV) stabilization and conductive agents in a variety of everyday and specialty high performance products, including:

Tires and Industrial Rubber Products

Carbon black is added to rubber as both a filler and as a strengthening or reinforcing agent. For various types of tires, it is used in inner liners, carcasses, sidewalls and treads utilizing different types based on specific performance requirements. Carbon black is also used in many molded and extruded industrial rubber products, such as belts, hoses, gaskets, chassis bumpers, and multiple types of pads, boots, wiper blades, fascia, conveyor wheels, and grommets. A typical car tire contains approximately 3.63 kg of carbon black.

Coloring Agent for Ink and Paints

Carbon black has higher tinting strength compared to iron black or organic pigments, and is widely used for newspaper inks, printing inks, India inks, and paints. Carbon black is also used as black pigment for inkjet ink or toners.  Carbon blacks enhance formulations and deliver broad flexibility in meeting specific color requirements.

Resin and Film Coloring Agents

Carbon black has high tinting strength and is thermally stable, and therefore it is widely used for general coloring for resins and films. Carbon black is also excellent for absorbing ultraviolet light, providing both a superb resistance against ultraviolet rays and a coloring effect when just a small amount is mixed with resins. Carbon black based resins are used in automobile bumpers, wire coverings and steel pipe linings which require weather resistance in particular.

Electric Conductive Agent

Carbon black particles have a graphite-like crystalline structure, providing excellent electric conductivity.  Therefore, carbon black is widely used as conductive filler, mixed in plastics, elastomers, paints, adhesives, films, and pastes. For example, fuel caps and fuel-introducing pipes for automobiles are required to provide electric conductivity for preventing static and carbon black is an excellent antistatic agent.

Electrostatic Discharge (ESD) Compounds:

Carbon blacks can be designed to transform electrical characteristics from insulating to conductive in products such as electronics packaging, safety applications, and automotive parts.

Plastics

Carbon blacks are widely used for conductive packaging, films, fibers, moldings, pipes and semi-conductive cable compounds in products such as refuse sacks, industrial bags, photographic containers, agriculture mulch film, stretch wrap, and thermoplastic molding applications for automotive, electrical/electronics, household appliances and blow-molded containers.

High Performance Coatings:

Carbon blacks provide pigmentation, conductivity, and UV protection for a number of coating applications including automotive (primer basecoats and clearcoats), marine, aerospace, decorative, wood, and industrial coatings.

Raw Materials and Equipment

The principal raw material used in our manufacture of carbon black is the residual heavy oils derived from the distillation of coal tars.  Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, and related transportation costs.

Shanxi Province, where Hongxing’s facilities are located, is rich in coal tar resources, giving the Company an ample supply of raw materials.  Even under serious competition for coal tar supply, Hongxing’s management believes that it would be able to stabilize its supply chain.  Additionally, as Hongxing expands its operations, it anticipates that it will garner greater purchasing power, which in turn will bring the company greater leverage in pricing.

We have entered into long term contracts with a number of suppliers. Such long term contracts in our industry are typically for only one year terms due to the fluctuating prices of the raw materials. We believe these contracts help us maintain regular production capacity even when supply experiences a shortage. During the year, the contracts guarantee the supply of specified amount of the raw material from the supplier, but the exact purchase price is determined by market condition at that time when purchase occurs. We keep good relationships with our suppliers, and we believe that they grant us priority in purchase of the raw material at a competitive price.  Because the price of raw materials fluctuates in accordance with supply and demand, the price of our end products will reflect the price fluctuation of the raw materials.

Production equipment includes the following: burning furnace, reaction furnace, heat collecting furnace, air heater, dyer, industrial blender, air blower, industrial vacuum, oil pre heater, pressuring air generator, oil pump, water pump, air filter,  lifter, storage container, packaging machine, DCS controller etc. Production equipment is manufactured according to our specifications in accordance with national safety standards.

Suppliers

For the last three fiscal years, Hongxing’s top 8 suppliers were as follows:

Suppliers and purchase amounts in 2008-2010

Name	Value (USD)	Percentage of Purchases (%) 2008	Percentage of Purchases (%) 2009	Percentage of Purchases (%) 2010
Taiyuan Coal GasificationCo.,Ltd	10,812,740	21.99	19.08	16
Taiyuan Gengyang Industries Co.,Ltd	10,575,565	20.18	19.23	16.6
Taiyuan Dongsheng Coking & Gas Co.,Ltd	10,506,062	19.9	19.22	16.53
Shanxi Changyuan Coking Co.,Ltd	9,346,852	16.16	17.79	15.50
Shanxi Yinyan Energy Development Co.,Ltd	8,431,612	13.28	16.91	14.46
Xiaoyi Jinhui Cold & Coking Co.,Ltd	5,909,088	8.49	7.77	13.63
Shanxi Tianxing Coal Gasification Co.,Ltd	841,453	-	-	3.7
Shanxi Donghui Coal Chemical Co.,Ltd	756,880	-	-	3

Total Purchases		18,710,177	15,733,121	22,736,954

Customers

Hongxing currently sells to 13 customers, three of which account for approximately 66% of sales: Xuzhou Xulun Tire Co., Ltd, Shandong Shifeng Group and Shandong Double Star Tire Industry Co., Ltd. The following table illustrates the percentage of sales to each of our 13 customers in the last three fiscal years.

Major customers and sales amounts in 2008-2010

	Company Name	Percentage of 2008	Percentage of 2009	Percentage of 2010
1	Xuzhou Xulun Rubber Co., Ltd.	32%	31%	30%

2	Shifeng Juxing Tire Co., Ltd.	25%	22%	20%

3	Shandong Luhe Group Co., Ltd.	9%	21%	16%

4	Company D	7%	8%	6%

5	Company E	8%	6%	5%

6	Company F	7%	7%	6%

7	Company G	3%	-	4%

8	Company H	4%	5%	6%

9	Company I	2%	-	4%

10	Company J	1%	-	-

11	Company K	1%	-	-

12	Company L	1%	-	-

13	Company M	-	-	3%

	Total Sales	100%	100%	100%

Sales and Marketing

Because carbon black is essentially a commodity and there are relatively few large end users, the industry is relationship and price-driven rather than directed by marketing efforts.  To that end, Hongxing’s sales team focuses on spending time with existing and potential customers.  Hongxing has assigned an exclusive sales person for each major market, and each of its target customers is visited frequently.  Currently, the majority of sales occur in Shandong, Jiangsu and Guangdong Provinces.

Hongxing’s target market is large rubber companies and tire producers, and the Company’s management believes it has strong relationships with existing customers.  With its effective, dedicated sales network, high quality product, reasonable price and strong after-sale service, management believes that as much as 90% of Chinese tire manufacturers are familiar with its products.

Currently our production falls short of market demand. In spite of this, we are seeking to expand our business presence and distribution channels in China. We have already established an office in Qingdao, Shandong province, with plans to expand our business into areas where major tire manufacturers are located.

We plan to promote our products and increase our brand awareness through our relationships with several trade companies in the bonded area of Qingdao. Enterprises situated within the bonded area enjoy preferential policies such as tax rebates for exports and tax-free trading within the bonded area. Meanwhile, we will continue to cultivate good relations with additional rubber and plastic companies.

Growth Strategy

We have established a multi-prong growth strategy, with the objective of establishing the Company as a leading manufacturer and marketer in China’s growing carbon black sector, with a particular emphasis in the tire and automotive industries.

To execute this strategy, we intend to implement the following plan:

Complete conversion of existing production facilities.  The primary component of this strategy is the addition of wet processing capabilities, which will provide the Company and its customers with several benefits, as discussed below.  The capacity of the first completed wet line is approximately 25,000 tons.

Low-carbon and clean production. To pave the way to low-carbon and clean production, we are seeking to use natural gas to enhance its production process for energy conservation and emission reduction. Once completed, both dry and wet production line could use natural gas to operate, which will increase the quality of our products. Secondly, we are planning to build a power plant to recycle the tail gas produced in the manufacturing process to generate electricity needed in the production.

Development of superior end product. Wet carbon black products are more stable than dry carbon black products in quality and performance.  In the next five years, we believe that our clients will require their carbon black to be denser and of higher quality to satisfy these three properties: lower rolling resistance, higher wet skid resistance, and stronger wear resistance. This denser, higher quality carbon black can only be produced through wet processing means.

Improved Margins. After adopting the wet granulation method, the quality of our carbon black products will be dramatically improved and we estimate the sales margin for the new products will be around 30 percent. While the raw materials expense is the same, the process is more expensive; however the higher quality end product enables the Company to charge a premium for wet process carbon black.

While demand for wet carbon black will gradually replace dry carbon black as an important raw material in the rubber tire industry, we anticipate that dry carbon black will still be in demand as many factories still utilize it for lower cost products.

Expansion of the distribution network.  Management believes the domestic market represents a substantial opportunity, particularly as China’s rural economy is modernized.  The nation’s growing “middle class” continues to increase demand for automobiles.  To this end, we will continue to add to our dedicated sales force within existing markets, in addition to expanding into new geographic areas.

Expansion of production capacity.  We will continue to expand our current production capacity in the future.  We intend to add new wet granulation production lines. We have the option of  building a new wet line with 40,000 tons of capacity, or acquiring a target company with wet production capacity. We will continue to evaluate alternatives to add production capacity to our carbon black operation by analyzing the cost benefits of acquisition versus build out.

Investment in recyclable energy. In conjunction with the addition of these new production lines, subject to the availability of financing, the Company intends to construct a thermal power plant within its facility campus that would use the tail gas generated from the manufacturing of the carbon black to generate electricity. There are no specific plans for construction of a thermal plant at this time.

Continue to Develop and Market New Products. As China continues the shift from an agricultural market to a “controlled” capitalist environment, the demand for other carbon black related products, such as toner, high performance paints, electric materials, etc. is expected to expand as well.  Management will be opportunistic in its approach to new product development.  Line extensions are expected to come as a result of thorough internal research and development, customer requests, and acquisitions.  In conjunction with the expansion of production capacity, we plan to continue to target and cater to the needs of both our new and existing customers.

Quality Control

Carbon black dust spreads easily in the air through virtually any air current or movement.  Additionally, because carbon black is a pigment, it can stain exposed surfaces. We remain concerned with the effects of our operations on our employees and the environment, and to that end, management has instituted specific procedures that minimize the production of dust and optimize working conditions. These specific procedures entail strengthening the Company’s previous measures and standards, including upgrading the granulator, installing the dust-absorption to equipments by section and classification, and upgrading previously manual operations to a numerically controlled automatic packing system.

It is management’s belief based on industry experience that generally, there are no negative clinical health effects to the manufacture of carbon black.  However, our facilities are subject to regular inspection to ensure that they comply with health, safety and environmental regulation.  This includes regular maintenance of equipment, training of employees with regard to handling of carbon black, and regular review of emergency response to conditions associated with the use of carbon black.

Hongxing’s advanced technology and scientific means of detection have met the PRC’s environmental protection and safety requirements. Our carbon black products have been verified by the ISO9000 quality system certification, and were identified by the Industrial Technology Research Institute.  Our products are fully in compliance with national standards.  To meet the environmental protection and safety standards, we are monitored by the local Environmental Protection Monitoring Station. These inspections are carried out in three aspects: (i) air surveillance, using a TH0150C large air sampler and TG328B analysis libra, and measuring against the national air pollutant emission standard, (ii) noise surveillance, using a HS6288D noise analysis instrument and measuring against the national industrial enterprise factory boundary noise emission standard and (iii) water surveillance, using a series of analysis instruments such as TG328B analysis Libra and measuring against the national standard for general wastewater discharge.

We have been awarded the “Orange Company Prize” by Shanxi Environment Protection Administration in 2008. The Orange Company Prize is awarded by the provincial environmental government to indicate our environment protection standards meet the required standards. The Bureau of Environmental Protection of Taiyuan classifies the local companies into 5 categories by different environment protection level being achieved. Among them, the red and blue awards are the top two levels, while red and black levels mean that the company has failed to meet environmental protection standards. The Orange award means the Company meets all the required standards.

Competition

According to a research report issued by Orient Securities Co., Ltd. in 2008, although the $8.8 billion carbon black market represents a substantial opportunity, the industry is competitive, and concentrated.  The top three transnational corporations, Cabot Corporation, Degussa AG, and Columbian Chemicals Company, account for approximately 47% of the world's overall capacity of carbon black.  Each of these firms has production facilities in China, where production is also concentrated.

The projected total output of carbon black in China for 2010 is 3.25 million tons.  In 2009, the total output of carbon black reached 2.83 million tons, while the top 15 manufacturing enterprises reached 1.87 million tons, accounting for 66 percent of total output. The following table illustrates the top 15 carbon black manufacturers in China.

Top 15 Carbon Black Companies in China

No.	Company Name	Output in 2009(Ton)	Output in 2008(Ton)	Growth Rate (±%)
1	Jiangxi Black Cat	328,228	258,000	27.2
2	Cabot Chemical	320,000	250,000	28
3	Longxing Chemical Group	182,779	146,347	24.8
4	Suzhou Baohua Carbon Black	147,637	113,846	29.7
5	Huadong Rubber Material	136,190	111,007	22.7
6	Zhongxiang Chemical Industry	128,911	138,373	-6.8
7	Shijiazhuang Xinxing	94,883	87,012	9
8	Dashiqiao liaoBin	84,021	75,077	11.9
9	Hebei Daguangming Industry Group	79,865	85,158	-6.2
10	Shanxi Shuidong	67,913	41,666	63
11	Qingdao Yingchuang Chemical	67,000	66,000	1.5
12	Qingzhou Bo’ao	63,762	49,650	28.4
13	Shandong Beisite Chemical	61,231	51,972	17.8
14	Hangzhou Fuchuanjiang	57,723	57,607	0.2
15	Maoming Huanxing	49,286	50,088	-1.6
	Others	961,841	846,197	13.7
	Total	2,831,270	2,428,000	16.6

Source: China’s Carbon Black Association

Since new participants must undergo a long period of production before they are capable of satisfying large quantity orders, management believes our primary competition lies in current market participants.  Currently carbon black manufactures are expanding their facilities through the use of new technologies and acquisition, new participants will find it very difficult to gain market share. The entry requirements for entering the industry have become tougher.

One of the largest barriers to entry is developing solid long-term clients. We believe that we already have long-term relationships with several of our important customers, like Xuzhou Xulun Rubber Co., Ltd, Shifeng Juxing Tire Co., Ltd and Shandong Luhe Group Co., Ltd.

Intellectual Property

Our trademark “Great Double Star” has been registered with the State Administration for Industry and Commerce, Trademark Office, and is valid from February 14, 2008 to February 13, 2018. It is registered for use with Commodity (Type 1), namely industrial carbon black, chemical rubber enhancer, industrial chemicals, activated carbon, accelerants, fixative, gas purifying agent, rubber preservatives, and chemicals for industrial usage.

Government Regulation

Environmental Regulation

Hongxing’s operation and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in China. Relevant laws and regulations include provisions governing construction of production lines, air emissions, water discharges and the management and disposal of hazardous substances and wastes, more particularly, the laws on environment protection, water and air pollution, air pollutant emission standards, general wastewater discharge standards and industrial enterprise factory boundary noise emission standards.

On November 15, 2004, Hongxing obtained a construction commencement approval for its construction of one production line with production capacity of 12,000 tons of carbon black per year from the Taiyuan Municipal Environmental Protection Bureau. Failure to obtain the necessary environmental approvals for construction of our production lines and pollution emission permits may subject us to fines and, in some cases, may even result in the mandated cessation of production. However, Hongxing is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has it been subject to any action made by any environmental administration authorities of the PRC.

Regarding the cost of compliance, our annual investment in environmental protection equipment totals 7.9 million RMB. That includes 5.4 million RMB ($800,000) on bag-filtering deduster, 1.6 million RMB ($240,000) on wastewater treatment equipment, and 900,000 RMB ($130,000) for the change of filtering bag and related materials.

Hongxing maintains controls at its production facilities to facilitate compliance with environmental rules and regulations. Hongxing is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has it been subject to any action made by any environmental administration authorities of the PRC. To management's knowledge, Hongxing’s operation meets or exceeds the existing requirements of the PRC.

Employees

As of March 21, 2011, Hongxing had 222 full time employees, of which five are in senior management, two are administrators, two are in human resources, three are in supplies, six are in sales and transportation, four are in finance, four are in the technology department, three are in the safety and environmental protection department, six are in logistics, twelve are in the testing center, five in storage and 160 employees in the production of carbon black.

Hongxing maintains good relations with its employees. All of its employees belong to the Labor Union committee of Taiyuan Hongxing Carbon Black Co., Ltd., it is a self-operated organization but governed by the General Labor Union of Xigu Village, Qingxu County.

            Hongxing is required to contribute a portion of its employees' total salaries to the Chinese government's social insurance funds, including medical insurance and unemployment insurance and to purchase job injuries insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 10% of employees' total salaries, while job injuries insurance premiums are about RMB 50 ($8) per person per year. Hongxing expects the amount of its contribution to the government's social insurance funds and the cost related to job injuries insurance to increase in the future as it expands its workforce and operations.

Executive Offices

Our executive office in China for Hongxing is located at Qingxu County, Taiyuan, Shanxi Province, Tel: 86-351-5966868, and Fax: 86-351-5966308.  Our company website address is: www.asiacarbonindustries.com

Risk of Loss and Product Liability Insurance

The Company doesn’t have any product liability insurance for its products.

Item 1A.	Risk Factors

The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Risks Related to Our Business and Industry

Below are some Risk Factors that may be pertinent to the Company:

Negative or uncertain worldwide economic conditions may adversely impact our business.

Our operations and performance are materially affected by worldwide economic conditions, which deteriorated significantly during fiscal 2009. Although 2010 performance shows a return to positive growth trends, the possible market turmoil and tightened credit availability in the future will generally reduce consumer confidence, increase difficulty in collecting accounts receivable, increase pricing pressure on products and services, and lead to widespread reduction of global business activity. If such events occur, weakness in worldwide economic conditions could have a material adverse effect on our financial condition and cash flows.

Changes in supply-demand balance in the regions and the industries in which we operate may adversely affect our financial results.

Our key customers continue to shift their manufacturing capacity from mature markets such as North America and Western Europe to emerging regions such as Asia, South America and Eastern Europe. Although we are responding to meet these market demand conditions, we cannot be certain that we will be successful in expanding capacity in emerging regions (which depends in part on economic and political conditions in these regions and, in some cases, on our ability to acquire or form strategic business alliances) or in reducing capacity in mature regions commensurate with industry demand. Similarly, demand for our customers’ products and our competitors’ reactions to market conditions could affect our financial results.

In addition, our products are sensitive to changes in industry capacity utilization. As a result, pricing tends to decrease when capacity utilization in these businesses decreases, which could affect our financial performance.

Our cost saving initiatives may not achieve the results we anticipate.

We have undertaken and will continue to undertake cost reduction initiatives to optimize our asset base, improve operating efficiencies and generate cost savings. The success of these activities is not predictable and we cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

Volatility in the price of raw materials or their reduced availability could decrease our margins.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, the key raw materials required for carbon black production is coal tar. Any increase in the price of these raw materials will affect the price at which we can sell our product. If we are not able to raise our prices to pass on increased costs, we would be unable to maintain our margins.

Similarly, movements in the market price for crude oil typically affect carbon black feedstock costs. Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which can affect our working capital and results of operations. Although some of our annual carbon black supply contracts provide a price adjustment to account for changes in feedstock costs, there is a lag between the time when we incur feedstock costs and the time when prices are adjusted under some of these contracts. Accordingly, we may not be able to pass increased costs along to our customers when they occur, which can have a significant negative impact on results of operations and cash flows in a given quarter. We have reduced the time lag in many of our long-term contracts as they have come up for renewal, but we may not be successful in reducing the time lag in some or all of the remainder of these contracts as they come up for renewal in the future. In addition, it is possible that a supply contract with a price adjustment mechanism could expire by its terms before we are able to recapture fully our raw material cost increases. We attempt to offset the effects of increases in raw material costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. We have 13 customers in China, virtually all in the tire industry that together represent a significant portion of our total net sales and operating revenues. In fiscal 2010, sales to our three largest customers accounted for approximately 66% of our consolidated revenues. If one or more of our major customers were to become unable or unwilling to continue purchasing its products in the scale of their recent purchases, our revenue and competitive position could be harmed. Moreover, the loss of any of our important customers, or a reduction in volumes sold to them because of a work stoppage or other disruption, could adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration of the financial condition of any of our customers or the industries they serve that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

Our operations involve the handling of hazardous and, in some instances, radioactive materials, and we are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our revenues.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (“SH&E Requirements”), many of which provide for substantial monetary fines and criminal sanctions for violations. These SH&E Requirements include requirements to obtain and comply with various environmental-related permits including achievement of construction commencement approvals and completion examination approvals for each of our production lines, and pollution emission permit for the disposal of waste gases, waste water, waste dust and other waste materials. We have not obtained all necessary construction commencement approvals and completion examination approvals for our production lines, but we are now in the process of obtaining such requisite environmental approvals. Failure to obtain such environmental-related approvals may subject us to fines or disrupt our operations and construction, which may materially and adversely affect our business, results of operations and financial condition. Moreover, future SH&E Requirements may be enacted to create more severe liabilities under the SH&E Requirements with respect to our other facilities, operations, or products.

Although we have not suffered from material environmental, health or safety fines or other sanctions from the relevant governmental authorities in the past, the failure to comply with any present or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, and cessation of our operations or even criminal sanctions. The suspension of production and cessation of our operations could affect our earnings in a materially adverse manner. The enacting of new regulations could also require us to acquire costly equipment which may incur other significant expenses.

In addition, the operation of a chemical manufacturing business as well as the sale and distribution of chemical products involves safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, tantalum, niobium, aerogel and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements. The processing of tantalum ore also involves radioactive substances. The transportation of chemical products and other activities associated with the manufacturing process have the potential to cause environmental or other damage as well as injury or death to employees or third parties. We could incur significant expenditures in connection with such operational risks.

Plant capacity expansions may be delayed and not achieve the expected benefits.

Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, capacity expansion in our Rubber Blacks, Performance Products and Fumed Metal Oxides Businesses could have a negative impact on the financial performance of these businesses until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

We may be required to write off certain assets if our assumptions about future sales and profitability prove incorrect.

In our analysis of the recoverability of certain assets, namely inventory, property, plant and equipment, investments, intangible assets and deferred tax assets, we have made assumptions about future sales (pricing, volume and region of sale), costs, cash generation and the ultimate profitability of the business and/or tax jurisdiction. These assumptions were based on management’s best estimates and if the actual results differ significantly from these assumptions due to market conditions, we may not be able to realize the value of the assets recorded as of December 31, 2010, which could lead to a write-off of certain of these assets in the future.

Regulations requiring a reduction of greenhouse gas emissions will impact the carbon black industry, including us.

Carbon dioxide is emitted in the carbon black manufacturing process. Currently, there are no PRC laws or regulations regarding Carbon dioxide emission. According to the Aire Prevention and Treatment Law of PRC and other emission standards of air pollutants, emission of sulfur dioxide is strictly controlled. The PRC joins international treaties to control Carbon dioxide emission.

Currently, there are no requirements under PRC law to purchase emission credits for carbon dioxide emission. Instead, the Company is required to apply for pollution emission permits, which do not contain requirements for Carbon dioxide. There may be future requirements under PRC law to purchase emission credits, and there are also ongoing discussions in other regions and countries, including the United States, Canada, China and Brazil regarding greenhouse gas emission reporting and reduction programs, but those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

We may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or Company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

The trend towards environmental protection, energy efficiency and low carbon emissions could result in a large expenditure on our part.

The trend towards a “greener” environment and greater environmental protection may compel us to expend more money in equipment and processes to reduce pollution and emissions into the environment, especially if this is regulated by the PRC authorities.

Hongxing’s operating history may not serve as an adequate basis to judge Hongxing’s future prospects and results of operations.

Hongxing commenced its current line of business in 2003 but as the Company only commenced operations in 2008, the Company's history may not provide a meaningful basis on which to evaluate its business. As such, Hongxing’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure that Hongxing will maintain its profitability or that we will not incur net losses in the future. We expect that Hongxing’s operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	Raise adequate capital for expansion and operations;
•	Implement Hongxing’s business model and strategy and adapt and modify them as needed;
•	Increase awareness of Hongxing’s brands, protect its reputation and develop customer loyalty;
•	Manage Hongxing’s expanding operations and service offerings, including the integration of any future acquisitions;
•	Maintain adequate control of Shanxi Hongxing’s expenses;
•
Anticipate and adapt to changing conditions in the carbon black market in which Hongxing operates or the automotive tire industry and other markets in which Hongxing sells its products, as well as the impact of any changes in government regulations, mergers and acquisitions involving Hongxing’s competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, Hongxing’s business may be materially and adversely affected.

Because we may require additional financing to expand our operations, our failure to obtain necessary financing may slow our expansions.

At December 31, 2010 we had working capital of $7,845,000. Our capital requirements in connection with the development of our business are significant. During the year ended December 31, 2010, we spent $23,786,000 for the purchase of raw materials and $2,433,000 to purchase equipment.

To the extent we require financing, the absence of an active public market for our common stock may make it difficult for us to raise additional equity capital if required for our present business or for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price, if there is one, and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of Hongxing's business more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

Our failure to compete effectively may adversely affect our ability to generate revenue.

We compete with other companies, many of whom are developing or can be expected to develop products similar to us. Many of our competitors are more established, and have significantly greater financial, technical, marketing and other resources than it presently possess. Some of our competitors have international name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and continue to experience, rapid growth in our operations, which have placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We, through our subsidiary Liteweisi or our VIE entity, Hongxing, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Hongxing, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we may review investments in new businesses and we, through our subsidiary Liteweisi or Hongxing, may  make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Hongxing and accounted for as a loan to Hongxing and eliminated during consolidation. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if, through our subsidiary Liteweisi or Hongxing, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which Hongxing has no or limited prior experience;

•	the potential loss of key employees of acquired organizations; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we through our subsidiary Liteweisi or Hongxing will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future and our failure to do so could have a material adverse effect on our and/or Hongxing's business, operating results and financial condition.

We are responsible for the indemnification of our officers and directors.

Our certificate of incorporation provides for broad indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with it to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Maryland. Our stockholders therefore will have only limited recourse against certain individuals.

Since we do not hold any indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Yao Guoyun, Chairman and Chief Executive Officer, Meng Chunde, Director and Chief Operating Officer, Xiaolong Zhou, Chief Financial Officer, Shi Lei, Deputy, Director and Vice President – Finance, Wang Jianjun, Director and Assistant Vice President – Finance, and Michael Segal, Director, are key personnel with rights to indemnification under our certificate of incorporation.

Potential unenforceability of civil liabilities and judgments.

Although we are incorporated under the laws of the state of Maryland,some of our officers and directors are residents of the PRC. Also, a substantial portion of our assets and the assets of these persons are located in the PRC. As a result, it may be difficult for our stockholders to effect service of process within the US upon those officers or directors who are not residents of the US or to realize in the US upon a judgment of courts of the US predicated upon the civil liability provisions of the US federal securities laws.

Because we have inadequate insurance coverage in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products.

We do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

Our Chief Executive Officer and Chief Operating Officer control us through their position and stock ownership and their interests may differ from other stockholders.

On December 29, 2009, we issued 36,239,394 restricted shares of our common stock, par value $0.001 to Karen Prudente, nominee and trustee for Guoyun Yao, our CEO and Chairman, and Chunde Meng, our Chief Operating Officer,  in consideration for Ms. Yao and Mr. Meng entering into the Entrusted Agreements. As such, Ms. Prudente has the right to vote on each of Ms. Yao and Mr. Meng’s behalf all of their voting rights with respect to their shares of the Company. These shares were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

Upon exercise of call option agreements entered into on December 29, 2009, by and between Karen Prudente and each of Guoyun Yao, and Chunde Meng, Ms.Yao and Mr.  Meng will beneficially own 71.87% of our common stock through their holdings of Karen Prudente’s shares.

Pursuant to the call option agreements, Guoyun Yao and Chunde Meng are granted the right and option to purchase shares of our common stock  from Karen Prudente upon the exercise of such right and option once the occurrence of certain conditions have been met. Such conditions include: (i) the entry by Guoyun Yao or Chunde Meng and Liteweisi into a binding employment agreement for at least 5 years, (ii) Liteweisi achieving not less than $0.5 million in after-tax net income, as determined under GAAP, (iii) Liteweisi achieving not less than $1 million in after-tax profits, as determined under GAAP, and (iv) Liteweisi achieving not less than $1.5 million in after-tax profits, as determined under GAAP.

Upon the occurrence of an exercise of the call option, both Ms. Yao and Mr. Meng will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Their interests may differ from that of other stockholders.

Hongxing is dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and production expertise of key personnel at Hongxing. Guoyun Yao, our President, Chief Executive Officer, Secretary and Chairman of the Board, and Chunde Meng perform key functions in the operation of our and Hongxing's business. There can be no assurance that Hongxing will be able to retain these officers. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. Hongxing must attract, recruit and retain a sizeable workforce of technically competent employees. We do not carry key man life insurance for any of our key personnel or personnel at Hongxing nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel of Hongxing.

We and Hongxing are dependent upon the services of Ms. Yao for the continued growth and operation of our company because of her experience in the industry and her personal and business contacts in China. Although we have no reason to believe that Ms. Yao will discontinue her services with us or Hongxing, the interruption or loss of her services would adversely affect our ability to effectively run Hongxing's business and pursue its business strategy as well as our results of operations.

Risks related to our Corporate Structure

Our organizational structure may make it difficult for us to evaluate our future business prospects.

We control Hongxing through the Entrusted Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

We conduct substantially all of our operations, and generate substantially all of our revenues, through contractual arrangements pursuant to the Entrusted Agreements with Hongxing that provide us, through our ownership of Liteweisi, with effective control over Hongxing. We have no direct ownership interest in Hongxing. Members of management of Hongxing are affiliates of us and of Liteweisi and the stockholders of Hongxing are also our stockholders. Thus the Entrusted Agreements were not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. While the Company has been advised by its PRC counsel that the Entrusted Agreements are legal and enforceable under PRC law, these affiliates control the parties to the Entrusted Agreements and it could be possible for them to cause Hongxing to breach the Entrusted Agreements.  In the event of such a breach, our unaffiliated investors would be at risk of having little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC and we would therefore have to rely on legal remedies under PRC law; these remedies may not always be available or effective, particularly in light of uncertainties in the PRC legal system. In the event that management of Hongxing decides to breach the Entrusted Agreements, the risk of loss of the affiliated shareholders of Hongxing could be lower than unaffiliated investors and the interests of the management and shareholders of Hongxing would be in conflict with the interest of our other stockholders.

PRC laws and regulations governing the validity of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

Liteweisi is considered a foreign invested enterprise under PRC law. As a result, Liteweisi is subject to PRC law limitations on its businesses and foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. Accordingly, there are substantial uncertainties regarding the interpretation and application of the enforcement and performance of Liteweisi’s contractual arrangements with Hongxing. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

The PRC laws and regulations governing Hongxing’s current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.

The PRC laws and regulations governing Hongxing’s current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing its business, or the enforcement and performance of its arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	Levying fines;
•	Revoking Hongxing’s business and other licenses;
•	Requiring that we restructure its ownership or operations; and
•	Requiring that we discontinue any portion or all of our business.

Among the material laws Hongxing is subject to are the: Price Law of the PRC, Measurement Law of the PRC, Tax Law, Environmental Protection Law, Contract Law, Accounting Laws and Labor Law.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase its costs and also reduce demand for our products.

Governmental control of currency conversion may affect the value of your investment and may limit our ability to receive and use our income effectively.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit our income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the US or to our stockholders.

The PRC government may impose more stringent restrictions on the convertibility of the Renminbi.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website xe.com, as of March 21, 2011, $1 = 6.5659 Yuan. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert US dollars we receive from an offering of our securities into Renminbi for Hongxing’s operations, appreciation of the Renminbi against the US dollar would diminish the value of the proceeds of the offering and this could harm Hongxing’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise $1,000,000 and the Renminbi appreciates against the US dollar by 15%, then the proceeds will be worth only RMB 5,581,015 as opposed to RMB 6,565,900 prior to the appreciation. Conversely, if we decide to convert our Renminbi into US dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the US dollar appreciates against the Renminbi; the US dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the US dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Hongxing has RMB 1,000,000 in assets and Renminbi is depreciated against the US dollar by 15%, then the assets will be valued at $132,450 as opposed to $152,303 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the US dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 14.5% appreciation of the Renminbi against the US dollar as of December 31, 2010. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the US dollar.

PRC State Administration of Foreign Exchange ("SAFE") regulations regarding offshore financing activities byPRCresidents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE, issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any offshore special purpose company. Without registration, the PRC subsidiary entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Our current shareholders and/or beneficial owners may fall within the ambit of the SAFE notice and be required to register with the local SAFE branch as required under the SAFE notice. If so required, and if such shareholders and/or beneficial owners fail to timely register their SAFE registrations pursuant to the SAFE notice, or if future shareholders and/or beneficial owners of our company who are PRC residents fail to comply with the registration procedures set forth in the SAFE notice, this may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended, and may also limit our ability to contribute additional capitals, limit our PRC subsidiaries’ ability to distribute dividends to our company, or otherwise adversely affect our business.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on Hongxing’s business and prospects.

The practical effect of the PRC legal system on Hongxing’s business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with US GAAP. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise ("WFOE") Law requires a WFOE to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than US procedures, the Foreign Invested Enterprises ("FIEs") and WFOE are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its US counterpart, should not present any significant impediment to the operation of FIEs.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits US companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of our Common Stock

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of Hongxing's business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into US dollars or other hard currency and other regulatory restrictions.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the FINRA over-the-counter Bulletin Board). You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that its price is below $5.00, which rules require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit your ability to sell your shares.

Our common stock is illiquid and subject to price volatility unrelated to Hongxing’s operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve Hongxing’s planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting Hongxing or its competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are authorized to issue "blank check" preferred stock, which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as Series A Preferred Stock. As of March 29, 2011 there are no shares of Series A Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Amendment to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Our shares may become subject to the US “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock may become subject to US "Penny Stock" rules, which may make the stock more difficult to trade on the open market. Our common shares are expected to trade on the OTCBB. A "penny stock" is generally defined by regulations of the US Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on AMEX or a national securities exchange;
(ii)
the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

The anticipated low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

The issuance of shares through our stock compensation plans may dilute the value of existing stockholders and may affect the market price of our stock.

Although we do not have an option or other equity-based incentive plan at present, in the future we may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a “large accelerated filer” nor an “accelerated filer”, we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

A large number of shares will be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.	Unresolved Staff Comments

 Not applicable.

Item 2.	Properties

DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Shanxi Hongxing’s land use rights with regard to the land that it uses in its business.

Land Use Rights through Grants from Land Management Authority

User of the Land	Hongxing
Location	Xigu Villiage South, Qingxu County, Taiyuan, Shanxi Province
Usage	For Industrial usage
Area (㎡)	39,000 m2
Form of Acquisition	Lease
Expiration Date	2054
Encumbrances	No

We occupy the following buildings, as set forth below:

Owned Premises

	1	2	3	4
Owner	Hongxing	Hongxing	Hongxing	Hongxing
Location	Xigu village South,Qingxu County	Xigu village South,Qingxu County	Xigu village South,Qingxu County	Xigu village South,Qingxu County
Category	Office building	Manufacturing office	Warehouse	Factory plant
Area (㎡)	1358	1040	3447	2089
Usage of Design	Management center	Manufacturing Management	Storage	Manufacturing
Structure	Frame structure	Brick and concrete structure	Steel frame	Brick and concrete structure
Encumbrances	No	No	No	No

Leased Premises

We have the following leases over two pieces of land use for production line construction:

No.	Lessor	Location	Term	Rent per Year(RMB)
1	Xigu Village,Qingxu County	Xigu Village,Qingxu County	2003.07-2053.07	10,000
2	Xigu Village,Qingxu County	Xigu Village,Qingxu County	2006.07-2056.06	10,000

(1)	49 mu (8.07 acre) parcel of land. The lease terms are for a yearly payment of RMB 10,000 ($1,515) through July, 2053.
(2)	Second 49 mu (8.07 acre) parcel of land. The lease terms were for a yearly payment of RMB 10,000 ($1,515) through June 2056.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Since December 2, 2010, our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol ACRB. Prior to December 2, 2010, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2010
4th Quarter	$1.20	$1.01

The last reported sales price of our common stock on the OTC Bulletin Board on December 31, 2009 was $1.15 and on March 14, 2011, the last reported sales price was $1.02. According to the records of our transfer agent, as of March 29, 2011, there were approximately 214 holders of record of our common stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. For further information regarding rules governing penny stocks, see Penny Stock Regulations below.

Holders

As of March 29, 2011, there were 50,608,077 shares of our common stock issued and outstanding, and there were approximately 60 holders of record of our common stock.

Dividends

During 2009, Hongxing paid $3,615,313, which was 50% of accumulated profit of Hongxing before January 1, 2008, as dividends to two shareholders of Hongxing, among whom Mr. Chunde Meng, Director and Chief Operating Officer of the Company, received $2,530,719. Ms. Guoyun Yao, Charirman of the Board of the Company, received $1,084,594. Other than the foregoing, we have not declared or paid any cash dividends on our common stock during either of our last two fiscal years or during our last two fiscal quarters. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, and financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC's national currency, the Yuan, is not a freely convertible currency. For an explanation of how this may restrict our ability to declare dividends on our common stock, please refer to the risk factors in the section entitled “Risk Factors – Risks Related to Doing Business in China.”

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules,  other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

●	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.

●	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

●	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

Registrar and Stock Transfer Agent

Computershare Trust Company, N.A.

Recent Sales of Unregistered Securities

The following sets forth sales by the Company within the past three years of unregistered securities:

On June 26, 2008, we issued 100 shares of our common stock, par value $0.001, to our then sole-director, Michael Segal. We issued these shares in consideration of past services provided by Mr. Segal to the Company. The estimated service value was $200 per hour. The Company valued this equity-based payment upon the services received since there is no established market for the Company’s equity.  The Company valued the 100 shares issued to Mr. Segal at $400, which was equal to two hours of services received.

On December 29, 2009, we issued 36,239,394 shares of our restricted common stock, par value $0.001, to Karen Prudente, nominee and trustee for Guoyun Yao and Chunde Meng, shareholders of Hongxing (the “Hongxing Shareholders”). We issued these shares in consideration of Hongxing and the Hongxing Shareholders entering into an Entrusted Management Agreement, Exclusive Option Agreement, Exclusive Purchase Agreement, Pledge of Equity Agreement and Shareholders’ Voting Proxy Agreement with our wholly-owned subsidiary, Liteweisi, on December 29, 2009.

On January 25, 2010, we issued 4,700,000 shares of our common stock, par value $0.001, to Friedland Corporate Investor Services LLC (“Friedland LLC”). We issued these shares in consideration of certain corporate finance advisory services provided to us by Friedland LLC pursuant to a certain Asian Carbon Advisory Agreement, dated September 8, 2008, by and between us and Friedland LLC. The 4,700,000 shares issued to Friedland LLC were valued at $50,000.

On January 25, 2010, we issued 74,900 shares of our common stock, par value $0.001, to our then sole-director, Michael Segal. We issued these shares in consideration for his service as a director of the Company. Since there is no established market for the Company’s equity, the price of private placement was used as a market price to value the service fee at $24,717.

On February 10, 2010, we sold 4,146,720 shares of our common stock for $0.33 per share to 21 accredited investors for an aggregate amount of $1,368,417 in a Private Placement.

On February 17, 2010, we issued 30,000 shares of our common stock, par value $0.001. We issued these shares to Ms. Karen Prudente in consideration for her services to manage the trust of the Hongxing Shareholders. Since there is no established market for the Company’s equity, the price of private placement was used as a market price to value the service fee at $9,900.

On April 30, 2010, we sold 5,054,498.00 shares of our common stock for $0.33 per share to 9 accredited investors for an aggregate amount of $1,667,984 in a Private Placement.

On May 3, 2010, we sold 1,667 shares of our common stock for $1.50 per share to 1 accredited investors in our May 2010 Private Placement.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

Other than the securities mentioned above, we have not issued or sold any securities without registration for the past three years from the date of this registration statement.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our audited financial statements for the years ended December 31, 2010 and 2009.

On December 29, 2009, the Company had, through its wholly owned subsidiary, Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongxing to Liteweisi.  The Company issued 36,239,394 restricted shares of its common stock, par value $0.001, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

The Entrusted Agreements granted the Company, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate the Company to absorb a majority of the risk of loss from Hongxing’s activities and enable the Company to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under FASB Accounting Standards Codification (“ASC”) 810-10-15-14. Accordingly, the Company consolidates Hongxing’s operating results, assets and liabilities.

For accounting purposes, the transaction was accounted for in a manner similar to a reverse merger or recapitalization, since the stockholders of Hongxing owned a majority of the Company’s common stock immediately following the transaction. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transaction are those of Hongxing and are recorded at the historical cost of Hongxing, and the consolidated financial statements after completion of the transaction include the assets and liabilities of the Company, Liteweisi, and Hongxing (collectively, the “Companies”), historical operations of Hongxing, and operations of the Company and Liteweisi from the date of the transaction. The 36,239,394 restricted shares of common stock issued to Karen Prudente were presented as outstanding for all periods.

The Company, through its operating company in China, manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star”. Most of the Companies' products are used by the domestic tire industry.

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Comparison of Sales for years Ended December 31, 2010 and 2009

	2010		2009
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$8,437,899	9,370	$7,035,765	9,358
N330	8,036,134	9,455	6,808,384	9,605
N660	8,046,766	9,464	6,804,537	9,595
N220 - W	4,297,037	3,867	-	-
Naphthalene oil	869,040	1,049	-	-
Total Sales	$29,686,876	33,205	$20,648,686	28,558

Sales for 2010 were $29,686,876, an increase of $9,038,190 or 44% compared to $20,648,686 in 2009.  The increase in sales was attributable mainly to our new wet production line starting production on October 26, 2010 and sale of our new byproducts - naphthalene oil. During 2010, we sold 3,867 metric tons of N220-W and generated revenue of $4,297,037 from our new wet production line. We sold 1,049 metric tons naphthalene oil and had revenue of $869,040 in 2010. Revenue from our new wet production line and naphthalene oil together accounted 57% of total increase in sales in 2010. The remaining 43% increase in sales was attributable to the increase of unit sales price which was a result of the recovery of financial crisis worldwide and recovery of the demand for our products.  The average sales price of our black carbon products was $896 per metric ton during 2010, an increase of $173 per ton, or 24%, from $723 per ton during 2009.

The Company currently has three dry method production lines. Each production line has a capacity of 12,000 metric tons per annum. Total production capacity is 36,000 tons per annum. The production / total capacity utilization rate was 79% and 79% for 2010 and 2009, respectively. The new wet production line was in production on October 26, 2010. The designed capacity of new wet production line is 25,000 ton per annum.

Comparison of Cost of Sales for the years Ended December 31, 2010 and 2009

Cost of sales was $23,989,951 in 2010, an increase of $7,766,128, or 48% compared to $16,223,823 in 2009. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 60,129 metric tons of coal tar oil in 2010, an increase of 5,915 tons, or 11%, compared to 54,214 tons in 2009. The increase in consumption of coal tars oil accounted for approximately 29% of the increase in cost of sales. The 66% increase in cost of sales resulted from increased coal tar oil price in 2010.  The average purchase price was $367 per ton during 2010, an increase of $97 per ton, or 36%, from $270 per ton during 2009. The remaining 5% increase in cost of sales was due to other miscellaneous costs.

Comparison of Gross Profit Rate for the Years Ended December 31, 2010 and 2009

Gross profit was $5,696,925 in 2010, a decrease of $1,272,062, or 29%, compared to $4,424,863 in 2009. The gross profit rate was 19% in 2010, a decrease of 2 percentage points, compared to 21% in 2009. The decrease in gross profit rate in 2010 resulted from increases in the cost of sales and the unit price of the aforementioned coal tars oil.

Comparison of Operating Expenses for the Years Ended December 31, 2010 and 2009

Operating expenses included depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $993,243 in 2010, an increase of $697,566, or 236% compared to $295,677 in 2009. The increase in operating expenses was mainly attributable to increase in professional fees of $380,088, which consists of audit, legal, contracted CFO and director service and other professional fees. As we are listed on the US security market, we incur public company related expenses, including professional and investor relations fees and other filing expenses.

Comparison of Net Income for the Years Ended December 31, 2010 and 2009

Net income was $3,273,857 in 2010, an increase of $288,009, or 10%, compared to $2,985,848 in 2009. Net income did not increase as much as revenue primarily due to the higher raw material cost and the aforementioned increased expenditures on public company related professional fees.

Liquidity and Capital Resources

We had cash and cash equivalents of $5,717,142 and $2,172,641 as of December 31, 2010 and 2009, respectively. Our funds are kept in financial institutions in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable have been an increasingly significant portion of our current assets, increasing $6,034,573 and $2,930,329, or 46% and 46%, as a percentage of current assets, as of December 31, 2010 and 2009, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to fail to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Our accounts receivable aging is as follows, as of December 31, 2010 and 2009:

	Total	Current	31-90	91-120	121-360	Over 361
2010	100.00%	96.40%	3.03%	0.00%	0.00%	0.57%
2009	100.00%	95.69%	3.16%	0.00%	0.07%	1.08%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation. Allowance for doubtful account was $97,640 and $36,840 as of December 31, 2010 and 2009, respectively.

Net cash provided by operating activities was $3,434,013 and $4,922,818 for 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 was due to the decrease in accounts receivable.

Net cash used in investing activities was $2,432,713 and $817,585 for 2010 and 2009, respectively. The capital expenditures were for the new wet method production line which was in production as of October 26, 2010. Total cash expenditures for new wet method production were approximately $5,455,000.

Net cash provided by financing activities was $2,254,258 for 2010. During 2010, the Company issued 9,202,874 shares of common stock to the private investors and received $3,038,903. Total commissions in connection with this private placement were $804,500. During the first quarter of 2010, the Company loaned $2,615,993 to two of the Company’s significant shareholders. On September 23, 2010, the Company received $2,615,993 from aforementioned shareholders. In addition, the Company received a $19,855 cash advance from a shareholder in 2010. The Company paid $3,615,313 dividends to two significant shareholders in 2009. The Company also repaid a $127,244 short term loan in 2009.

Short term debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2010	$-	$471,730
Interest at 11.68%, payable March 20, 2011	487,894	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2010	-	796,960
Interest at 11.68%, payable March 20, 2011	824,269	-
To Friedland LLC
Interest free, payable on demand	-	25,500
Total Short Term Debt	$1,312,163	$1,294,190

The short term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There are no other terms or loan covenants related to these short term loans.

On March 21, 2011, the Company repaid a $487,894 loan to Xigu Credit Union and a $824,269 loan to Chengguan Credit Union.

The Company repaid $25,500 to Friedland Capital LLC, an investor, in March 2009. In March 2010, the Company repaid a $471,730 loan to Xigu Credit Union and a $796,960 loan to Chengguan Credit Union.

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

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business in the future, and it is possible that we may require additional funding for that purpose. We cannot assure you that funding will be available when we require funding.

Critical Accounting Policies and Estimates

The Company believes the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (“US GAAP”). The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

General

The Company’s Consolidated Financial Statements are prepared in accordance with US GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue from the sales of products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is presented net of value added tax (“VAT”), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but usually does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return products and historically, customer returns have been immaterial. The Company will replace products if our customers are not satisfied with their quality. Freight-in costs are included in cost of goods sold.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and equivalents, accounts receivable, prepaid expenses, short term debt, accounts payable and accrued liabilities, and customer advances.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity or by comparison to other instruments with similar terms.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of Hongxing and Liteweisi is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar (“US dollar”). The financial statements of Hongxing and Liteweisi are translated to US dollars using period-end exchange rates for assets and liabilities, historical rates for equities, and average exchange rates for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Segment Information

ASC 280-10, “Disclosure About Segments of and Enterprise and Related Information,” requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Asia Carbon Industries, Inc.

We have audited the accompanying consolidated balance sheets of Asia Carbon Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the   financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Carbon Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with the U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP

Goldman Kurland and Mohidin, LLP
Encino, California
March 14, 2011

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2010	2009

ASSETS
Current Assets:
Cash and equivalents	$5,717,142	$2,172,641
Accounts receivable, net of allowance of $97,640 and $36,840, as of 2010 and 2009, respectively	6,034,573	2,930,329
Inventories	1,476,061	1,272,127
Prepaid expenses	6,061	30,860
Total Current Assets	13,233,837	6,405,957

Property and Equipment, Net	11,031,788	9,985,427

Other Assets:
Idle assets	959,967	-
Xigu loan receivable	-	146,500
Land use rights, net of amortization	211,770	73,062
Total Other Assets	211,770	219,562

TOTAL ASSETS	$25,437,362	$16,610,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,312,163	$1,294,190
Accounts payable and accrued liabilities	4,076,725	1,904,561
Taxes payable	896,351	421,157
Due to shareholder	19,855	-
Total Current Liabilities	5,388,888	3,198,751

TOTAL LIABILITIES	6,305,094	3,619,908

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 50,608,077 and 36,239,494 issued and outstanding at 2010 and 2009, respectively	50,608	36,239
Additional paid-in capital	5,533,737	3,229,086
Stock to be issued	-	50,000
Statutory reserves	1,224,559	834,046
Retained earnings	10,628,010	7,744,666
Accumulated other comprehensive income	1,695,354	1,097,001
Total Stockholders' Equity	19,132,268	12,991,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,437,362	$16,610,946

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

	2010	2009

Net Sales	$29,686,876	$20,648,686
Cost of Sales	23,989,951	16,223,823
Gross Profit	5,696,925	4,424,863

Operating Expenses:
Depreciation	221,296	58,917
Bad debts	58,052	(10,213)
Selling	172,322	124,687
Professional fees	380,088	-
Other	161,485	122,286
Total	993,243	295,677
Income From Operations	4,703,682	4,129,186
Other Income and (Expense)
Interest income	9,805	-
Interest expense	(137,921)	(146,738)
Total Other Income and (Expenses)	(128,116)	(146,738)
Income Before Provision for Income Tax	4,575,566	3,982,448
Provision for income tax	1,301,709	996,600
Net Income	3,273,857	2,985,848

Other comprehensive income (loss)	598,353	24,353
Comprehensive Income	$3,872,210	$3,010,201

Net Income Per Share - Basic and Diluted	$0.07	$0.07
Weighted Average Shares Outstanding - Basic and Diluted	48,512,458	41,300,303

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 and 2009

	Preferred Stock		Common Stock		Stock to be	Additional Paid-In	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Reserves	Earnings	Income	Total
Balance - December 31, 2008	-	$-	36,239,394	$36,239	$-	$3,280,061	$572,968	$8,635,209	$1,072,648	$13,597,125
Dividends paid	-	-	-	-	-	-	-	(3,615,313)	-	(3,615,313)
Effect of recapitalization	-	-	100	-	50,000	(50,975)	-	-	-	(975)
Allocation of statutory reserves	-	-	-	-	-	-	261,078	(261,078)	-	-
Net income for year	-	-	-	-	-	-	-	2,985,848	-	2,985,848
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	24,353	24,353
Balance - December 31, 2009	-	-	36,239,494	36,239	50,000	3,229,086	834,046	7,744,666	1,097,001	12,991,038
Private placement shares issued	-	-	9,202,874	9,203	-	3,029,700	-	-	-	3,038,903
Commission for private placement	-	-	-	-	-	(804,500)	-	-	-	(804,500)
Common stock issued	-	-	5,060,809	5,061	(50,000)	44,939	-	-	-	-
Common stock issued for services	-	-	104,900	105	-	34,512	-	-	-	34,617
Allocation of statutory reserves	-	-	-	-	-	-	390,513	(390,513)	-	-
Net income for year	-	-	-	-	-	-	-	3,273,857	-	3,273,857
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	598,353	598,353
Balance - December 31, 2010	-	$-	50,608,077	$50,608	$-	$5,533,737	$1,224,559	$10,628,010	$1,695,354	$19,132,268

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2010	2009
Cash Flows from Operating Activities:
Net Income	$3,273,857	$2,985,848
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for (reduction in) allowances, returns and doubtful accounts	58,052	(10,213)
Depreciation	749,374	485,140
Amortization of land use rights	14,934	1,604
Common stock issued for services	34,617	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,165,044)	(34,139)
Increase in inventories	(203,934)	(369,690)
Decrease in prepaid expenses	24,799	279,256
Increase in accounts payable and accrued expenses	2,172,164	1,305,157
Increase in taxes payable	475,194	308,122
(Decrease) in customer advances	-	(28,267)
Net Cash Provided by Operating Activities	3,434,013	4,922,818

Cash Flows from Investing Activities:
Capital expenditures	(2,432,713)	(817,585)
Cash acquired from recapitalization	-	125
Net Cash Used in Investing Activities	(2,432,713)	(817,460)

Cash Flows from Financing Activities
Repayment of short term debt	-	(127,244)
Cash advance from shareholder	19,855	-
Dividends paid	-	(3,615,313)
Shareholder loans receivable	(2,615,993)	-
Repayment of shareholder loans	2,615,993	-
Proceeds from private placement	3,038,903	-
Commission paid for private placement	(804,500)	-
Net Cash Provided by (Used in) Financing Activities	2,254,258	(3,742,557)

Effect of Exchange Rate Changes on Cash	288,943	(89,117)
Net Increase in Cash and Equivalents	3,544,501	273,684
Cash and Equivalents - Beginning of the Year	2,172,641	1,898,957

Cash and Equivalents - End of the Year	$5,717,142	$2,172,641

Supplemental Cash Flow Information:
Interest Paid	$138,272	$147,215
Income taxes	$941,879	$729,386

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organizations

Asia Carbon Industries, Inc. (“Asia Carbon” or “Company”) was incorporated June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

On November 10, 2008, Asia Carbon formed a wholly-owned subsidiary, Jin Zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”) under PRC laws in Taiyuan, China. Liteweisi is a management company to manage operations in China.

Taiyuan Hongxing Carbon Black Ltd. Company (“Hongxing”) was incorporated December 4, 2003 under the laws of the PRC. Hongxing is located at Qingxu county, Taiyuan, Shanxi province of China. Hongxing had two shareholders with registered capital of $384,300. Hongxing’s registered capital was $3,316,300 after one shareholder contributed $2,932,000 to Hongxing in 2008.

On December 29, 2009, Asia Carbon had, through its wholly owned subsidiary, Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

The Entrusted Agreements empowered Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligates Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under ASC 810-10-15-14. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

Asia Carbon, through its operating company in China, manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star.” Most of the Company’s products are used by the domestic tire industry.

Base of Presentation

The accompanying consolidated financial statements were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of the Asia Carbon and its subsidiaries. All significant inter-company transactions were eliminated in consolidation. Liteweisi had no activity from November 10, 2008 to December 31, 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and equivalents, accounts receivable, prepaid expenses, short term debt, accounts payable and accrued liabilities, various taxes payable and customer advances.  The fair value of these financial instruments approximates their carrying amounts in the balance sheets due to their short term maturity or by comparison to other instruments with similar terms.

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

	2010	2009
RMB/US$ exchange rate at year end	0.15152	0.14650
Average RMB/US$ exchange rate for the years	0.14774	0.14475

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations.  There was no material foreign currency transaction gain or loss for 2010 or 2009.

Cash and Equivalents

Cash and equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

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

Revenue Recognition

We recognize revenue from  sales of products. Sales are recognized when these  four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return products and historically, customer returns have been immaterial. The Company will replace a product if the customer is not satisfied with its quality. Freight in costs are included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred. There were no material adverting costs for 2010 or 2009.

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development, the Company expenses all research and development costs as incurred. There were no material research and development cost for 2010 or 2009.

Segment Information

ASC 280-10 requires disclosures about segments and related information of a public entity.  The Company manufactures and sells carbon black made from tar oil. The Company and its major suppliers and customers are all located in the PRC. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 an 2009 consisted of the following:

	2010	2009
Accounts receivable	$6,132,213	$2,967,169
Allowance for doubtful accounts	(97,640)	(36,840)
Accounts receivable, net	$6,034,573	$2,930,329

The provision for bad debt was $58,052 and ($10,213) in 2010 and 2009, respectively.

NOTE 4 - INVENTORIES

Inventories consisted of the following at December 31, 2010 and 2009:

	2010	2009

Raw materials	$1,138,027	$993,680
Packing and other materials	49,051	53,753
Finished products	288,983	224,694
	$1,476,061	$1,272,127

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment was summarized as follows at December 31, 2010 and 2009:

	Estimated Useful Lives	2010	2009
Plant	20	$3,705,864	$2,493,331
Machinery and equipment	10	9,784,462	3,961,948
Transportation equipment	5	111,155	107,472
Other machinery and equipment	5	55,287	53,456
Production line construction in progress		-	5,318,841
		13,656,768	11,935,048
Less: Accumulated Depreciation		2,624,980	1,949,621
		$11,031,788	$9,985,427

Depreciation for property and equipment was $593,371 and $485,140 for 2010 and 2009, respectively. Depreciation included in cost of goods sold was $528,078 and 427,827 for 2010 and 2009, respectively.

NOTE 6 – IDLE ASSETS

To build a new wet method production line, the Company retired its fourth dry method production line in July 2008, which was built in 2007. Most of the equipment and parts were in good condition and able to be used in the new wet method production line. The remaining net book value of the fourth dry method production line was RMB 14,735,993 ($2,160,297, translated at 2008 exchange rate). In July 2008, the Company made a decision to stop depreciation of these assets until completion of new production line.

On October 26, 2010, the Company completed the construction of the new wet production line. Approximately 50% of the equipment and parts of the fourth dry production line were used in the Company’s new wet method production line. The remaining equipment and parts with net book value of RMB 7,391,507 ($1,119,961, translated at 2010 exchange rate) became idle assets. The Company planned to use remainder of the equipment and parts as replacement parts for the Company’s other three dry production lines, or to sell them in the used market place.  The estimated remaining useful lives for the idle assets are seven years. The Company’s policy is to depreciate the idle assets during their estimated remaining useful lives until they are reused or sold.

Depreciation for idle assets was $156,006 for 2010.

NOTE 7 – SHAREHOLDERS LOANS RECEIVABLE

During the first quarter of 2010, the Company loaned RMB 16,226,224 ($2,377,142) and RMB 1,630,386 ($238,851) to two of the Company’s significant shareholders. Shareholder loans were interest free and due on demand. On June 23, 2010, the Company received RMB 16,226,224 ($2,377,142) and 1,630,386 ($238,851) from the aforementioned shareholders, respectively.

NOTE 8 – XIGU LOAN RECEIVABLE AND LAND USE RIGHTS

On December 29, 2005, the Company lent RMB 554,130 ($81,235) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to pay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for this 49 mu (8.07 acre) parcel of land. The lease terms are for a yearly payment of RMB 10,000 ($1,515) through July, 2053. The balance due was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of land use rights lease.

On October 31, 2007, the Company lent an additional RMB 1,000,000 ($151,520) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement,  if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease terms were for a yearly payment of RMB 10,000 ($1,515) through June 2056, the loan balance due was capitalized as land use rights and amortized over the remaining life of land use rights lease started on November 1, 2010.

As of December 31, 2010 and December 31, 2009, land use rights were as follows:

	2010	2009
Land use rights	$235,482	$81,180
Less: accumulated amortization	(23,712)	(8,118)
Land use rights, net	$211,770	$73,062

Amortization of land use rights was recorded as rent. Rent expense was $14,934 and $1,604 for 2010 and 2009, respectively.

The estimated annual amortization of land use rights for the next five years and thereafter is as follows as of December 31, 2010, by years:

2011	$4,769
2012	4,769
2013	4,769
2014	4,769
2015	4,769
Thereafter	187,925
Total	$211,770

The land lease commitment for the Company at December 31, 2010 was as follows:

2011	$3,030
2012	3,030
2013	3,030
2014	3,030
2015	3,030
Thereafter	118,188
Total	$113,338

NOTE 9 – SHORT TERM DEBT

Short term debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2010	$-	$471,730
Interest at 11.68%, payable March 20, 2011	487,894	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2010	-	796,960
Interest at 11.68%, payable March 20, 2011	824,269	-
To Friedland LLC
Interest free, payable on demand	-	25,500
Total Short Term Debt	$1,312,163	$1,294,190

The short term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and 2009 consisted of:

	2010	2009
Accounts payable	$3,775,497	$1,676,359
Accrued liabilities	163,518	95,055
Other payables	137,710	133,147
Total	$4,076,725	$1,904,561

NOTE 11 – TAXES PAYABLE

Taxes payable at December 31, 2010 and 2009 consisted of:

	2010	2009
PRC corporation income tax	$669,055	$309,225
Value added tax	213,424	105,100
Other taxes and surcharges	13,872	6,832
Total	$896,351	$421,157

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

In addition, all of the Company's transactions in the PRC are denominated in RMB, which must be converted into other currencies before remittance from the PRC. Both conversion of RMB into foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

Lack of Insurance

The Company currently has no insurance for its office facilities and operations and cannot be certain it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Corporate Finance Advisory Services Agreements

On September 8, 2008, Asia Carbon entered a Corporate Finance Advisory Services Agreement (the “Asia Carbon Advisory Agreement”) with Friedland Corporate Investor Services LLC (“Friedland LLC”).  The agreement provided Friedland LLC would provide corporate finance advisory services to Asia Carbon designed to form a Wholly Owned Foreign Enterprise (“WOFE”) in China and to result in Asia Carbon’s shares becoming publicly-traded in the US.  As consideration for these services, Asia Carbon agreed to pay Friedland LLC no less than 10% of the Company shares outstanding on a fully diluted basis at the time of commencement of trading of the Company’s shares. These services were provided during 2008 and were valued at $50,000 and recorded as consulting expense.

Pursuant to the Asia Carbon Advisory Agreement, the Company issued 4,700,000 and 360,809 shares to Friedland LLC on January 25, 2010 and May 11, 2010, respectively.  In addition, the Company paid $498,034 to Friedland LLC in connection with a private placement memorandum (PPM). This amount was netted against the proceeds from the PPM and reduced in additional paid in capital.

NOTE 13 – STOCKHOLDERS’ EQUITY

On January 25, 2010, the Board of Directors (“BOD”) approved the resolution to execute the Asia Carbon Advisory Agreement with Friedland LLC. Pursuant to the agreement, the Board agreed to issue 4,700,000 shares to the designees of Friedland LLC. The 4,700,000 shares issued to Friedland LLC were valued at $50,000 and recorded in 2008.

On January 25, 2010, the BOD approved a resolution to issue 74,900 shares of common stock to its sole director, Mr. Michael Segal at the time for his services as a director of the Company. Since there was no established market for the Company’s equity, the price of private placement was used as a market price to value the service. A fee of $24,717 was recorded during the three months ended March 31, 2010.

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

On May 11, 2010, the BOD approved the resolution to issue additional 360,809 shares to Friedland LLC, pursuant to the Advisory Services Agreement between the Company and Friedland LLC dated September 8, 2008.

NOTE 14 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of December 31, 2010 and 2009, the Company’s uninsured cash balances were $5,559,314 and $2,164,950, respectively.

NOTE 15 - INCOME TAXES

The provision for income tax of $1,301,709 and $996,600 for 2010 and 2009, respectively, arose from foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on 25% of net income.

Foreign pretax earnings were $4,575,566 and $3,982,448 for 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2010, approximately $12,204,000 of accumulated unadjusted earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of $1,098,356 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2010 and 2009.

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows for 2010 and 2009:

	2010	2009

US statutory tax rate	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%
Changes in valuation allowance	3.5%	0.0%
Effective rate	28.5%	25.0%

At December 31, 2010, the Company had US net operating loss carry forwards of $402,766. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 16 – MAJOR CUSTOMERS AND VENDORS

The Company purchased raw materials predominantly from eight and six vendors during 2010 and 2009, respectively. The percentage of total purchase during 2010 and 2009, and accounts payable balance at the end of the years to these vendors were as follows:

	2010		2009
Vendor	% of Purchases	Accounts Payable Balance	% of Purchases	Accounts Payable Balance
1	17%	$514,505	19%	$340,780
2	16%	589,401	19%	358,221
3	16%	539,574	19%	306,896
4	16%	471,933	18%	287,626
5	14%	510,176	17%	224,817
6	14%	491,958	8%	215,461
7	4%	378,452	-	-
8	3%	279,498	-	-
Total	100%	3,775,497	100%	1,733,801

During 2010, three customers accounted for 30%, 20%, and 16% of sales.  At December 31, 2010, accounts receivable from these customers were $1,648,610, $1,209,689 and $559,215, respectively.

During 2009, three customers accounted for 31%, 22%, and 21% of sales.  At December 31, 2009, accounts receivable from these customers were $727,618, $611,431 and $527,796, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On March 21, 2011, the Company repaid $487,894 loan to Xigu Credit Union and $824,269 loan to Chengguan Credit Union.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including  our President,  Chief Financial Officer  and  Secretary,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  President,  Chief Financial Officer and Secretary  concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC's rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting  (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the Committee of Sponsoring Organisation of the Treadway Commission (“COSO”) framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management's report in this annual report.

Changes.  During the most recent quarter ended December 31, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of the date of this annual report. Most of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the US upon them or to enforce judgments against them obtained from the US courts.

 The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Guo Yun Yao	49	Chief Executive Officer, President, Secretary and Chairman of Board
Chun De Meng	48	Director and Chief Operating Officer
Xiaolong Zhou	59	Chief Financial Officer
Michael Segal	69	Director
Shi Lei	32	Director and Vice President – Finance
Wang Jianjun	30	Director and Assistant Vice President - Finance

Biographies

Guo Yun Yao founded Hongxing in December 2003 and has served as Chairman of Hongxing since that time. Since May 2010, Ms. Yao has also serves as Chief Executive Officer, President, and Secretary of the Company.  She is responsible for the day-to-day management and major decision-making in the operating company.  She has also served as the general manager of Chongxing Qingxu County Tapestry Limited since January 1998. Prior to joining the Company, from 1987 to 1993, Ms. Yao served as general manager of the Xigu Village Carpet Processing Co., Ltd.  She has also worked at the bureau of City Management of Qingxu County from January 1994 to December 1997, which engaged in construction work. Yao participated in the “National Economy Training Program of Women” in Shanxi Province in 2006. She was awarded “Woman of the Year in Taiyuan Economy” in 2007. She was elected the member of Chinese People’s Political Consultative Conference (CPPCC) Committee in Qingxu County for two consecutive terms (2007, 2008). Ms. Yao’s knowledge and expertise in the Company’s industry, her history with the Company, her management skills and other business experience and acumen led to the Board’s conclusion that Ms. Yao should serve as Chairman of our Board of Directors.

Chun De Meng joined Hongxing in 2003 as head of the company’s market development team and in December 2003 he became General Manager of Hongxing, primarily responsible for operations and sales. Since January 1998, he has also served as the Chairman of Chongxing Qingxu County Tapestry Limited. Prior to that, Mr. Meng was a project manager in the bureau of City Management of Qingxu County from January 1994 to December 1997.  In 2004, he participated in the training program of Zhongyu Carbon Black Rubber Group Training Association and won the honorary titles “Model Worker in Qingxu County" in 2006 and "Economy Model in Qingxu County" in 2007. Mr. Meng’s knowledge and expertise in the Company’s industry, his history with the Company, and his other business experience and acumen led to the Board’s conclusion that Mr. Meng should serve as a member of our Board.

Mr. Xiaolong Zhou was appointed as our Chief Financial Officer on September 1, 2008. He had been a senior accountant in Liss Okou Goldstein Okun and Tancer CPA'S P.C. in Great Neck, New York for the prior nine years. He is a certified public accountant, registered in the state of New York, a member of the American Institute of Certified Public Accountants, and a member of the New York State Society of Certified Public Accountants. Mr. Zhou obtained an M.B.A. in accountancy degree from Baruch College of CUNY and an M.A. in economics degree from City College of CUNY. He obtained a B.A. in economics degree from Fudan University, Shanghai, China.

Mr. Michael Segal was appointed as a Director on June 23, 2008. He is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority(FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the Board of Directors of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the Board of Directors of the following publicly held companies:  China Agri-Business Inc. (CHBU.BB); China Printing &Packaging Inc.(CHPI.BB); China Pharmaceuticals Inc.(CFMI.BB); China Power Equipment Company Inc.(CPQQ.BB); and DK Sinopharma Inc.(DKSP.BB). From March 2007 until December 2009, Mr. Segal was a member of the Board of Directors of Biostar Pharmaceuticals Inc.(BSPM)  Mr. Segal brings to our Board of Directors his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex international organizations.  Mr. Segal also provides unique perspective as our only U.S. director.

Shi Lei joined Hongxing in October 2004 and has been serving as Deputy General Manager of Corporate Finance and Sales since then. Prior to joining Hongxing, from January 1999 to September 2004, Mr. Lei served as a tax collector with the taxation agency of Qingxu County.  Mr. Lei graduated from Shanxi Finance & Taxation College in 1998. Mr. Lei’s industry experience, his history with Hongxing, and his diverse business experience and acumen in tax led to the Board’s conclusion that Mr. Lei should serve as a member of our Board.

Jianjun Wang joined Hongxing in October 2007 and has been serving as Deputy General Manager of Finance since then.  Mr. Wang is a certified accountant.  Prior to joining Hongxing, he was an accountant at Taiyuan Gengyang Industrial Group Corporation from March 2004 to February 2006 and at Shanxi Longhui Gas Co., Ltd, and Shanxi Yaxin Coal Co., Ltd. from March 2006 to September 2007. Mr. Wang’s industry experience, his history with Hongxing, and his diverse business experience and acumen in accounting led to the Board’s conclusion that Mr. Wang should serve as a member of our Board.

Directors and Officers of Hongxing

The following table sets forth certain information as of the Closing Date concerning the directors and executive officers of our operating entity, Hongxing:

Directors and Executive Officers	Position/Title	Age

Guo Yun Yao	Chairman of Board	49

Chun De Meng	General Manager	48

Faqua Bai	Deputy General Manager	48

Jianju Hu	Deputy General Manager, Purchase of Raw Materials, Market Development, and Quality Control	47

Lei Shi	Deputy General Manager -- Corporate Finance and Sales	32

Jianjun Wang	Deputy General Manager, Finance	30

Jianwen Wu	Chief Engineer	46

Faqua Bai joined Hongxing in August 2004 as a director of production and has been serving as a director and deputy general manager of Hongxing since March 2006. Prior to joining Hongxing, from March 1996 to January 2000, he was the workshop director of Shenhua Carbon Black Company, managing a dry production line which has an annual output of 6,000 tons. He was promoted to the deputy director of production in February 2000, in charge of production safety.

Jianjun Hu joined Hongxing in February 2008 and has been serving as Deputy General Manager of Purchase of Raw Materials, Market Development, and Quality Control since then. Mr. Hu has extensive experience in organizational management. Prior to joining Hongxing, from March 2002 to January 2005, Mr. Hu was the vice general manager at Qingdao Yaning Industrial, where he was in charge of supply and sales. From March 1998 to February 2002, Mr.Hu was the deputy general manager in charge of supply and purchase at Qingdao Zhenhua Tire Co., Ltd. Mr. Hu graduated from Heilongjiang Bayi Agricultural University in 1986 with a concentration on accounting and finance and took part in the Tianjin Nankai University М.В.А. program in 2000.

Shi Lei joined Hongxing in October 2004 and has been serving as Deputy General Manager of Corporate Finance and Sales since then. Prior to joining Hongxing, from January 1999 to September 2004, Mr. Lei served as a tax collector with the taxation agency of Qingxu County.  Mr. Lei graduated from Shanxi Finance & Taxation College in 1998.

Jianjun Wang joined Hongxing in October 2007 and has been serving as Deputy General Manager of Finance since then.  Mr. Wang is a certified accountant.  Prior to joining Hongxing, he was an accountant at Taiyuan Gengyang Industrial Group Corporation from March 2004 to February 2006 and at Shanxi Longhui Gas Co., Ltd, and Shanxi Yaxin Coal Co., Ltd. from March 2006 to September 2007.

Jianwen Wu joined Hongxing in 2005 and has been serving as Chief Engineer since April 2005  Wu has extensive knowledge and experience in the trends of wet production line equipment, production process, advanced technology and is responsible for constructing and maintaining Hongxing’s wet production lines. Prior to joining Hongxing, from June 1990, he was in charge of the technology development of a project at Qingdao Carbon Black Plant. In January 1992, he worked with the engineering personnel at Ashland Company (U.S) on a 30,000 tons / year carbon black joint project design. In 1994, Qingdao Carbon Black Plant established a joint venture with Qingdao Degusa Chemical Co., Ltd. Wu occupied the deputy director at the new company and was responsible for increasing the company output from 16,000 tons/year to 20,000 tons/year. In addition, he applied advanced technology to control meters by computer. In 2000, Mr. Wu became the manager of productive technology at Shenhua Chemical Company of Shanxi Northern Junwei Group, in charge of the development of technology and production capacity.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

When evaluating candidates for election to the Board, the Company seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

None of our directors currently hold or held any directorships during the past five years in other reporting companies except that Michael Segal currently is a director of China Agri Business Inc. (CHBU), China Power Equipment Inc. (CPQQ), SunGame Inc., China Pharmaceuticals Inc. (CFMI), and Dong Ke Pharmaceuticals Inc. (VIRZ).  From 2006 through December 2009, Mr. Segal served on the board of Biostar Pharmaceuticals Inc. (BSPM).

Presently, none of our directors is an “independent director” under the Corporate Governance Rules of the NASDAQ Stock Market, Inc., Rule   5605(a)(2).

There are no family relationships among our directors or officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee and is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Board Leadership Structure

Guo Yun Yao is our chairwoman and chief executive officer. At the advice of other members of the management or the Board, Ms. Yao calls meetings of Board of Directors when necessary. We have one independent director, and we do not have a lead independent director. The Board believes that the Company's chief executive officer is best situated to serve as chairman of the Board because she is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

The Board’s Role in Risk Oversight

Risk is an integral part of the Board's deliberations throughout the year. The Board oversees and reviews an assessment prepared by management of the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Meetings

The Board of Directors met one time and did not act by unanimous written consent during the fiscal year of 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

The following table reflects the compensation paid to our principal executive officer. None of our executive officers earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Segal former President, CEO, and Secretary (1)	2010 2009	— —	— —	24,717	(5)	— —	— —	— —	— —	24,717
Guo Yun Yao President, CEO, Secretary, and Chairman (2) (3)	2010 2009	17,646	4,412	— —		— —	— —	— —	— —	22,058
Xialong Zhou CFO (4)	2010 2009	50,000 7,300	— —	— —		— —	— —	— —	— —	50,000 7,300

(1)	Michael Segal resigned as our CEO, President, and Secretary in May 20, 2010.
(2)	Guo Yun Yao has been serving as our President, CEO, and Secretary since May 2010.
(3)	Bonus payment is dependent upon the profitability of the Company. Ms. Guo Yun Yao is entitled to receive RMB 30,000 ($4,471) as a bonus per-annum.
(4)	Xialong Zhou has been serving as our Chief Financial Officer since September 1, 2008.
(5)
On June 26, 2008, the Company issued 100 shares of its common stock to its sole director, Michael Segal, for his past services to the Company.  The Company valued equity-based payment based upon the service received since there is no established market for Company’s equity. The estimated service value is $200 per hour. The Company valued the 100 shares issued to its sole director at $400, which was equal to two hour services received.

Outstanding Equity Awards at 2010 Fiscal Year End

There were no option exercises or options outstanding as of the end of the fiscal year ending December 31, 2010.

Employment Agreements

There are currently no employment agreements with any officers or directors.

Director Compensation

On June 26, 2008, the Company issued 100 of its $0.001 par value common stock to its sole director, Michael Segal, for his past services provided to the Company. On January 25, 2010, the board of directors of the Company resolved to issued 74,900 shares of common stock to Michael Segal for his service as a director. Since there was no established market for the Company’s common stock, the price of the Company’s ongoing private placement transaction of $0.33 was used as the market price to value the shares.  Accordingly, the Company recorded a direct fee of $24,717 in the first quarter of 2010.

Notwithstanding the foregoing, generally, we pay no compensation to the directors for serving as a director. There are no other elements of compensation paid to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2011 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Common Stock (2)
Common Stock	Guo Yun Yao, Chief Executive Officer, President, Secretary and Chairman of the Board of Directors Address: 110 Wall Street, 11th Floor, New York, NY 10005(4)	29,680,064	58.65%

Common Stock	Xiaolong Zhou, Chief Financial Officer Address: 110 Wall Street, 11th Floor, New York, NY 10005	0	*

Common Stock	Meng Chun De, Chief Operating Officer and Director Address: 110 Wall Street, 11th Floor, New York, NY 10005(3)	2,935,391	5.81%

Common Stock	Michael Segal, Director Address: 110 Wall Street, 11th Floor, New York, NY 10005	100,000	*

Common Stock	Shi Lei, Vice President of Finance and Director Address: 110 Wall Street, 11th Floor, New York, NY 10005	0	*

Common Stock	Wang Jianjun, Assistant Vice President of Finance and Director Address: 110 Wall Street, 11th Floor, New York, NY 10005	0	*

Common Stock	All Directors and Officers of the Company as a group	32,715,455	64.46%

 *Less than 1% of the outstanding common stock.

(1)	As of the date of this prospectus, none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days.

(2)
As of March 29, 2011, we had 50,608,077 outstanding shares of common stock. Because none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days of the date of this prospectus, the calculation of percentage of class held by each owner does not include any such shares.

(3)
This figure represents the 2,935,391 shares of common stock owned by Meng Chun De. Karen Prudentee, nominee and trustee for Meng Chun De, exercises the sole voting power with respect to the shares holder in the name of Meng Chun De, but disclaims beneficial ownership of such shares.

(4)
This figure represents the 29,860,064 shares of common stock owned by GuoYun Yao. Karen Prudentee, nominee and trustee for Guo Yun Yao, exercises the sole voting power with respect to the shares holder in the name of Guo Yun Yao, but disclaims beneficial ownership of such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole.

In evaluating related party transactions and potential conflicts of interest, our Board of Directors apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

As our former President, Chief Executive Officer and Secretary until May 20, 2010, and our director from the Company’s incorporation on June 23, 2008, Michael Segal is a promoter of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1934. Upon the approval of management, based on the compensation principle of rewarding performance and retaining well-qualified directors, Mr. Segal received 100 shares of our common stock, par value $0.001, on June 26, 2008 in consideration of past services provided by Mr. Segal to the Company. At the time of this issuance, Mr. Segal served as our sole-director. The estimated service value was $200 per hour. The Company valued this equity-based payment upon the services received since there is no established market for the Company’s equity. The estimated service value is $200 per hour. The Company valued the 100 shares issued to Mr. Segal at $400, which was equal to two hour services received.

Similarly, on January 25, 2010, upon the approval of the Board of Directors based on the compensation principle of rewarding performance and retaining well-qualified directors, we issued 74,900 shares of our common stock, par value $0.001, to our then sole-director, Michael Segal. We issued these shares in consideration for his service as a director of the Company. Since there is no established market for the Company’s equity, the price of private placement was used as a market price to value the service fee at $24,717.

As previously described in this prospectus under “Description of Business - Corporate History,” our board of directors has the right to appoint the board of directors of Hongxing and its officers and directors. The transactions described in this prospectus under “Description of Business-Corporate History” involve officers and directors of Liteweisi and Hongxing. To understand these relationships and these transactions, you should review the discussion in this prospectus under “Description of Business - Corporate History.”

Item 14.	Principal Accounting Fees and Services

	Fiscal year ended December 31,
	2010	2009
Audit fees	$115,000	$103,000
Audit-related fees	7,400	-
Tax fees	-	1,800
All other fees	-	-
Total	$122,400	$104,800

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on June 23, 2008*

3.2	Bylaws of the Company*

5.1	Legal Opinion of Sichenzia Ross Friedman Ference LLP re legality of the common stock being registered***

10.1	Lease Agreement, dated June 14, 2006, by and between the villager Committee of Xigu village, Qingxu County, and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.2	Lease Agreement, dated July 18, 2003, by and between the villager Committee of Xigu village, Qingxu County, and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.3	Sales Contract of Industrial and Mineral Products, dated January 23, 2009, by and between Henan Galaxy Tyre Co., Ltd. and Taiyuan Hongxhing Carbon Black Co., Ltd.*

10.4	Sales Contract of Industrial and Mineral Products, dated January 2, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Qingdao Zhenhua Tyer Co., Ltd.*

10.5	Sales Contract of Industrial and Mineral Products, dated January 8, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Shifeng Juxing Tyre Co., Ltd.*

10.6	Sales Contract of Industrial and Mineral Products, dated January 6, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Zaozhuang Weishanhu Rubber Co., Ltd.*

10.7	Sales Contract of Industrial and Mineral Products, dated January 18, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Qingdao Guoren Technology Co., Ltd.*

10.8	Sales Contract of Industrial and Mineral Products, dated January 10, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Shandong Luhe Group Co., Ltd.*

10.9	Sales Contract of Industrial and Mineral Products, dated January 1, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Xuzhou Xulun Rubber Co., Ltd.*

10.10	Sales Contract of Industrial and Mineral Products, dated February 25, 2007, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Anhui Julong Group Jilong Mineral Co., Ltd.*

10.11	Sales Contract of Industrial and Mineral Products, dated January 30, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Henan Galaxy Tyre Co., Ltd.*

10.12	Sales Contract of Industrial and Mineral Products, dated December 31, 2007, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Qingdao Guoren Technology Co., Ltd.*

10.13	Sales Contract of Industrial and Mineral Products, dated January 30, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Shandong Luhu Group Co., Ltd.*

10.14	Sales Contract of Industrial and Mineral Products, dated January 1, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Shifeng Juxing Tyre Co., Ltd.*

10.15	Sales Contract of Industrial and Mineral Products, dated January 1, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Xuzhou Xulun Rubber Co., Ltd.*

10.16	Sales Contract of Industrial and Mineral Products, dated December 31, 2007, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Dofeng Shuangxing Tyre Co., Ltd.*

10.17	Sales Contract of Industrial and Mineral Products, dated January 15, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Hengshui Xin Antai Chemicals Co., Ltd.*

10.18	Sales Contract of Industrial and Mineral Products, dated January 30, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Qingdao Zhenhua Tyre Co., Ltd.*

10.19	Sales Contract of Industrial and Mineral Products, dated December 30, 2007, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Shandong Zhengfang Tyre Co., Ltd.*

10.20	Sales Contract of Industrial and Mineral Products, dated March 20, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Tianjin Tianlu Industray & Trade Co., Ltd.*

10.21	Sales Contract of Industrial and Mineral Products, dated January 1, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Zaozhuang Weishanhu Rubber Co., Ltd.*

10.22	Sales Contract of Industrial and Mineral Products, dated January, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Taiyuan Coal Gasification Co., Ltd.*

10.23	Coal Tar Sales Contract, dated January 1, 2009, by and between Shanxi Changyuan Coking Co., Ltd. and Taiyuan Hongxing Carbon Co., Ltd.*

10.24	Sales Contract of Industrial and Mineral Products, dated January 1, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Shanxi Yinyan Energy Development Co., Ltd.*

10.25	Sales Contract of Industrial and Mineral Products, dated January 1, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Taiyuan Dongsheng Coking & Gas Co., Ltd.*

10.26	Purchasing Agreement, dated January 1, 2009, by and between Taiyuan Hongxing Carbon Black Co. Ltd. and Taiyuan Gengyang Group Ltd.*

10.27	Coal Tar Purchasing Agreement, dated January 1, 2009, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Xiaoyi Jinhui Coal & Coking Co., Ltd.*

10.28	Sales Contract of Industrial and Mineral Products, dated January, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Taiyuan Coal Gassification Co., Ltd.*

10.29	Coal Tar Sale Contract, dated January 1, 2008, by and between Taiyuan Hongxing Carbon Co., Ltd. and Shanxi Changyuan Coking Co., Ltd.*

10.30	Sales Contract of Industrial and Mineral Products, dated January 1, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Shanxi Yinyan Energy Development Co., Ltd.*

10.31	Sales Contract of Industrial and Mineral Products, dated January 1, 2008, by and between Taiyuan Hongxing Carbon Black Co., Ltd. and Taiyuan Dongsheng Coking & Gas Co., Ltd.*

10.32	Coal Tar Sales Contract, dated January 1, 2008, by and between Xiaoyi Jinhui Coal & Coking Co., Ltd. and Taiyuan Hongxing Carbon Co., Ltd.*

10.33	Registered Trademark License Contract, by and between Guoyun Yao and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.34	Financial Advisory Agreement, dated 8, 2008, entered into between the Company and Friedland Corporate Investment Services, LLC.*

10.35	Entrusted Management Agreement, by and among Yao Guo Yun, Meng Chun De, Taiyuan Hongxing Carbon Black Co., Ltd., and Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd.**

10.36	Exclusive Option Agreement, by and among Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd., Yao Guo Yun, Meng Chun De, and Taiyuan Hongxing Carbon Black Co., Ltd.**

10.37	Exclusive Option Agreement, by and among Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd., Yao Guo Yun, Meng Chun De, and Taiyuan Hongxing Carbon Black Co., Ltd.**

10.38	Pledge of Equity Agreement, by and among Yao Guo Yun, Meng Chun De, Taiyuan Hongxing Carbon Black Co., Ltd. and Jinzheng Liteweisi Carbon (Taiyuan) Co., Ltd.**

10.39	Shareholders’ Voting Proxy Agreement, by and among Yao Guo Yun, Meng Chun De, and Jizheng Litewisi Carbon (Taiyuan) Co., Ltd.**

10.40	Call Option Agreement, by and between Yao Guo Yun and Karen Prudente.**

10.41	Call Option Agreement, by and between Meng Chun De and Karen Prudente.**

21.1	List of subsidiaries.*

24.1	Power of Attorney (included on signature page)*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with the Registration Statement on Form S-1 (File No. 333-167090) filed with the Securities and Exchange Commission on May 26, 2010.

**Previously filed with Amendment No. 2 on Form S-1 filed with the Securities and Exchange Commission on August 23, 2010.

*** Previously filed with Amendment No. 3 on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date: March 31, 2011	By:	/s/Guo Yun Yao
Guo Yun Yao Chief Executive Officer, President, Secretary and Chairman of the Board (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Guo Yun Yao	Chief Executive Officer, President, Secretary and Chairman of the Board	March 31, 2011
Guo Yun Yao
/s/Xiaolong Zhou	Chief Financial Officer (Principal Financial Officer)	March 31, 2011
Xiaolong Zhou
/s/Chun De Meng	Director and Chief Operating Officer	March 31, 2011
Chun De Meng
/s/Michael Segal	Director	March 31, 2011
Michael Segal

/s/Shi Lei	Director and Vice President - Finance	March 31, 2011
Shi Lei

/s/Wang Jianjun	Director and Assistant Vice President - Finance	March 31, 2011
Wang Jianjun