Form 10-Q
period 2011-03-31
Asia Carbon Industries, Inc.
filed 2011-05-16
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

or

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

As of May 16, 2011 the issuer had 50,608,077 outstanding shares of Common Stock.

PART I

Item 1. Financial Statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$7,568,601	$5,717,142
Accounts receivable, net	6,081,007	6,034,573
Inventories	1,690,873	1,476,061
Prepaid expenses	6,108	6,061
Total Current Assets	15,346,589	13,233,837

Property and Equipment, Net	10,846,982	11,031,788

Other Assets:
Idle assets, net	927,193	959,967
Land use rights, net	212,246	211,770
Total Other Assets	1,139,439	1,171,737

TOTAL ASSETS	$27,333,010	$25,437,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$-	$1,312,163
Accounts payable	4,721,189	3,913,207
Accrued liabilities	203,987	163,518
Taxes payable	990,040	896,351
Due to shareholder	20,011	19,855
Total Current Liabilities	5,935,227	6,305,094

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 50,608,077 issued and outstanding at March 31, 2011 and December 31, 2010	50,608	50,608
Additional paid-in capital	5,533,737	5,533,737
Statutory reserves	1,224,559	1,224,559
Retained earnings	12,733,483	10,628,010
Accumulated other comprehensive income	1,855,396	1,695,354
Total Stockholders' Equity	21,397,783	19,132,268
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,333,010	$25,437,362

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net Sales	$13,441,516	$5,294,873
Cost of Sales	10,260,084	4,504,212
Gross Profit	3,181,432	790,661

Operating Expenses:
Depreciation	56,919	16,186
Bad debts	3,282	(3,621)
Selling	71,076	35,922
Professional fees	108,897	187,322
Other	50,630	34,213
Total	290,804	270,022
Income From Operations	2,890,628	520,639
Other Income and (Expense)
Interest expense	(27,178)	(35,644)
Income Before Provision for Income Tax	2,863,450	484,995
Provision for Income Tax	757,977	167,727
Net Income	2,105,473	317,268

Other Comprehensive Income (Loss)	160,042	(591)
Comprehensive Income	$2,265,515	$316,677

Net Income Per Share - Basic and Diluted	$0.04	$0.01
Weighted Average Shares Outstanding - Basic and Diluted	50,608,077	43,678,272

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash Flows from Operating Activities:
Net Income	$2,105,473	$317,268
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for (reduction in) allowances, returns and doubtful accounts	3,282	(3,621)
Depreciation	310,309	124,436
Amortization of land use rights	1,181	406
Common stock issued for services	-	34,617
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50,498)	397,499
(Increase) decrease in inventories	(214,812)	154,737
(Increase) decrease in prepaid expenses	(47)	25,000
Increase in accounts payable	807,982	548,074
Increase in accrued expenses	40,469	69,063
Increase (decrease) in taxes payable	93,689	(193,959)
Net Cash Provided by Operating Activities	3,097,028	1,473,520

Cash Flows from Financing Activities
Repayment of short term debt	(1,312,163)	(25,500)
Shareholder loans receivable	-	(2,615,993)
Proceeds from private placement	-	1,430,036
Commission paid for private placement	-	(634,966)
Net Cash (Used in) Financing Activities	(1,312,163)	(1,846,423)

Effect of Exchange Rate Changes on Cash	66,594	(591)
Net Increase (Decrease) in Cash and Equivalents	1,851,459	(373,494)
Cash and Equivalents - Beginning of Period	5,717,142	2,172,641

Cash and Equivalents - End of Period	$7,568,601	$1,799,147

Supplemental Cash Flow Information:
Interest Paid	$31,436	$36,136
Income taxes	$665,515	$309,225

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organizations

Asia Carbon Industries, Inc. (“Asia Carbon” or “Company”) was incorporated June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

On November 10, 2008, Asia Carbon formed a wholly-owned subsidiary, Jin zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”) under PRC law in Taiyuan, China. Liteweisi is a management company to manage operations in China.

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

The Entrusted Agreements empowered Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under ASC 810-10-15-14. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

Asia Carbon, through its operating company in China, manufactures three carbon black products, N220, N330 and N660, under the brand name “Great Double Star”. Most of the Company’s products are used by the domestic tire industry.

Basis of Presentation

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

The exchange rates used were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2010
RMB/US$ exchange rate at period end	0.15271	0.14650	0.15152
Average RMB/US$ exchange rate for the period	0.15200	0.14650	0.14774

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations.  There was no material foreign currency transaction gain or loss for 2011 or 2010.

Cash and Equivalents

Cash and equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include raw materials and related costs incurred in bringing the products to the Company’s location and in proper condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The Company writes down inventories to market value if below cost. The Company also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no material adverting costs for 2011 or 2010.

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development, the Company expenses all research and development costs as incurred. There were no material research and development costs for 2011 or 2010.

Segment Information

ASC 280-10 requires disclosures about segments and related information of a public entity.  The Company manufactures and sells carbon black made from tar oil. The Company, its major suppliers and customers are all located in the PRC. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon local currencies using average translation rates. As a result, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding asset and liabilities balances on the consolidated balance sheets.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

Recent Pronouncements

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging Topic 815: Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 were prepared in accordance with US GAAP for interim financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements were prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the year ending December 31, 2011. The balance sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP was condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10-K filed on March 31, 2011.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Accounts receivable	$6,182,711	$6 ,132,213
Allowance for doubtful accounts	(101,704)	(97,640)
Accounts receivable, net	$6,081,007	$6,034,573

NOTE 5 - INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Raw materials	$1,291,850	$1,138,027
Packing and other materials	40,471	49,051
Finished Products	358,552	288,983
	$1,690,873	$1,476,061

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment was summarized as follows at March 31, 2011 and December 31, 2010:

	Estimated Useful Lives	2011	2010
		(Unaudited)
Plant	20	$3,734,969	$3,705,864
Machinary and equipment	10	9,861,306	9,784,462
Other machinery and equipment	5	112,028	111,155
	5	55,721	55,287
		13,764,024	13,656,768
Less: Accumulated Depreciation		2,917,042	2,624,980
		$10,846,982	$11,031,788

Depreciation of property and equipment was $270,184 and $124,436 for three months ended March 31, 2011 and 2010, respectively. Depreciation included in cost of goods sold was $253,391and $108,249 for 2011 and 2010, respectively.

NOTE 7 – IDLE ASSETS

To build a new wet method production line, the Company retired its fourth dry method production line in July 2008, which was built in 2007. Most of the equipment and parts were in good condition and able to be used in the new wet method production line. The remaining net book value of the fourth dry method production line was RMB 14,735,993 ($2,160,297, translated at the 2008 exchange rate). In July 2008, the Company decided to stop depreciating these assets until completion of new production line.

On October 26, 2010, the Company completed construction of the new wet production line. Approximately 50% of the equipment and parts of the fourth dry production line were used in the Company’s new wet method production line. The remaining equipment and parts with net book value of RMB 7,391,507 ($1,119,961, translated at the 2010 exchange rate) became idle assets. The Company plans to use remainder of the equipment and parts as replacement parts for the Company’s other three dry production lines, or to sell them in the used market place.  The estimated remaining useful lives for the idle assets are seven years. The Company’s policy is to depreciate the idle assets during their estimated remaining useful lives until they are reused or sold.

Depreciation of idle assets was $40,125 for three months ended March 31, 2011.

NOTE 8 – SHAREHOLDERS LOANS RECEIVABLE

During the first quarter of 2010, the Company loaned RMB 16,226,224 ($2,377,142) and RMB 1,630,386 ($238,851) to two of the Company’s significant shareholders. These were interest free and due on demand. On June 23, 2010, the Company received RMB 16,226,224 ($2,377,142) and 1,630,386 ($238,851) from the aforementioned shareholders, respectively.

NOTE 9 – XIGU LOAN RECEIVABLE AND LAND USE RIGHTS

On December 29, 2005, the Company lent RMB 554,130 ($84,621) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to pay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment of its future rent obligation for this 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB 10,000 ($1,527) through July, 2053. The balance due was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of the lease.

On October 31, 2007, the Company lent an additional RMB 1,000,000 ($152,710) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement,  if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB 10,000 ($1,527) through June 2056, the loan balance due was capitalized as land use rights and amortized over the remaining life of land use rights lease started on November 1, 2010.

As of March 31, 2011 and December 31, 2010, land use rights were as follows:

	2011	2010
	(Unaudited)
Land use rights	$237,331	$235,482
Less: accumulated amortization	(25,085)	(23,712)
Land use rights, net	$212,246	$211,770

Amortization of land use rights was recorded as rent. Rent expense was $1,181 and $406 for three months ended March 31, 2011 and 2010, respectively.

The estimated annual amortization of land use rights for the next five years and thereafter is as follows as of March 31, 2011, by years:

2012	$4,747
2013	4,747
2014	4,747
2015	4,747
2016	4,747
Thereafter	188,511
Total	$212,246

The minimum rent payment for land lease at March 31, 2011 was as follows by years:

2012	$3,054
2013	3,054
2014	3,054
2015	3,054
2016	3,054
Thereafter	188,351
Total	$133,621

NOTE 10 – SHORT TERM DEBT

Short-term debt at December 31, 2010 consisted of the following:

To Xigu Credit Union
Interest at 11.68%, payable March 20, 2011 to C	$487,894
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	824,269
Total	$1,312,163

The short-term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There were no other terms or loan covenants relating to these short term loans. On March 21, 2011, the Company repaid the $487,894 loan to Xigu Credit Union and the $824,269 loan to Chengguan Credit Union.

NOTE 11 – TAXES PAYABLE

Taxes payable at March 31, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
PRC corporation income tax	$761,517	$669,055
Value added tax	214,575	213,424
Other taxes and surcharges	13,948	13,872
Total	$990,040	$896,351

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

Pursuant to the Asia Carbon Advisory Agreement, the Company issued 4,700,000 and 360,809 shares to Friedland LLC on January 25, 2010 and May 11, 2010, respectively.  In addition, the Company paid $498,034 to Friedland LLC in connection with a private placement (“PP”). This amount was netted against the proceeds from the PP and reduced additional paid in capital.

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

On February 17, 2010, the BOD approved a resolution to issue 30,000 shares of common stock to Ms. Karen Prudente for her services to manage the trust of Hongxing shareholders. Since there was no established market for Company’s equity, the price of private placement was used as a market price to value the service. A fee of $9,900 was recorded during the three months ended March 31, 2010.

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

NOTE 14 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of March 31, 2011 and December 31, 2010, the Company’s uninsured cash balances were $7,506,832 and $5,559,314, respectively.

NOTE 15 - INCOME TAXES

The provision for income tax was $757,977 and $167,727 for three months ended March 31, 2011 and 2010, respectively, which arose from foreign income tax incurred and or paid to the Chinese tax authorities. The Company’s income tax was assessed on 25% of net income.

Foreign pretax earnings were $2,863,450 and $484,995 for three months ended March 31, 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the United States. At March 31, 2011, approximately $14,438,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $1,299,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of March 31, 2011 and 2010.

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows for the three months ended March 31, 2011 and 2010:

	2011	2010
	(Unaudited)	(Unaudited)
US statutory tax rate	34%	34%
Tax rate difference	-9.0%	-9.0%
Changes in valuation allowance	1.5%	9.6%
Effective rate	26.5%	34.6%

At March 31, 2011, the Company had US net operating loss carry forwards of approximately $531,000. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 16 – MAJOR CUSTOMERS AND VENDORS

The Company purchased raw materials predominantly from eight and six vendors during the three months ended March 31, 2011 and 2010, respectively. The percentage of total purchases during the periods, and accounts payable balance at the end of the periods to these vendors were as follows:

	Three Months Ended March 31,
	2011		2010
Vendor	% of Purchases	Accounts Payable Balance	% of Purchases	Accounts Payable Balance
1	12%	$597,712	11%	$273,966
2	12%	608,410	17%	192,370
3	12%	503,182	13%	311,403
4	13%	561,589	20%	362,513
5	12%	570,654	20%	369,062
6	13%	637,658	29%	286,394
7	13%	594,008	-	-
8	13%	503,080	-	-
Total	100%		100%

During three months ended March 31, 2011, five customers accounted for 84% of sales, each of them accounted for 29%, 21%, 12%, 12% and 10% of sales. At March 31, 2011, accounts receivable from these customers were $1,814,041, $1,222,018, $693,219, $670,381 and $539,843, respectively.

During three months ended March 31 2010, three customers accounted for 74% of sales, each of them accounted for 30%, 22%, and 22% of sales. At March 31, 2010, accounts receivable from these customers were $707,768, $510,771 and $557,740, respectively.

Item 2. Management’s Discussion and Analysis of Fiancial Condition and Results of Operations.

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

The Entrusted Agreements granted Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under FASB Accounting Standards Codification (“ASC”) 810-10-15-14. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

Asia Carbon, through its operating company in China, manufactures three carbon black products, N220, N330 and N660, under the brand name “Great Double Star”. Most of the Company’s products are used by the domestic tire industry.

Results of Operations

The Three Months Ended March 31, 2011 and 2010

Comparison of Sales for the Three Months Ended March 31, 2011 and 2010

	2011		2010
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220 - D	$2,327,289	2,220	$1,829,960	2,275
N330	2,212,873	2,221	1,738,667	2,304
N660	2,207,716	2,236	1,726,246	2,288
N220 - W	6,245,563	5,463	-	-
Naphthalene oil	448,075	500	-	-
Total Sales	$13,441,516	12,640	$5,294,873	6,867

Sales for the three months ended March 31, 2011 were $13,441,516, an increase of $8,146,643 or 154%, compared to $5,294,873 for the three months ended March 31, 2010.  The increase in sales was attributable mainly to our new wet production line which commenced production on October 26, 2010 and sale of our new byproducts, naphthalene oil. During the three months ended March 31, 2011, we sold 5,463 metric tons of N220-W and generated revenue of $6,245,563 from our new wet production line. We sold 500 metric tons naphthalene oil and had revenue of $448,075 in the three months ended March 31, 2011. Revenue from our new wet production line and naphthalene oil together accounted 82% of the increase in sales in the three months ended March 31, 2011. The remaining 18% increase in sales was attributable to the increase of unit sales price which was a result of the recovery of the financial crisis worldwide, and recovery of the demand for our products.  The average sales price of our black carbon products was $1,070 per metric ton during the first quarter of 2011, an increase of $299 per ton, or 39%, from $771 per ton during the first quarter of 2010.

The Company currently has three dry method production lines. Each production line has a capacity of 12,000 metric tons per annum. The designed capacity of the new wet production line is 25,000 ton per annum. The prorated production/total capacity utilization rate was 80% and 76% during the three months ended March 31, 2011 and 2010, respectively.

Comparison of Cost of Sales for the Three Months Ended March 31, 2011 and 2010

Cost of sales was $10,260,084 for three months ended March 31, 2011, an increase of $5,755,872, or 128%, compared to $4,504,212 in the three months ended 2010. This increase was mainly attributable to an increase in sales compared to the 2010 period. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 21,692 metric tons of coal tar oil for the three months ended March 31, 2011, an increase of 8,576 tons, or 65%, compared to 13,116 tons for the three months ended March 31, 2010. The increase in consumption of coal tars oil accounted for 46% of the increase in cost of sales. The 48% increase in cost of sales resulted from increased coal tar oil price in 2011.  The average price of coal tars was $438 per ton during 2011, an increase of $127 per ton, or 41%, from $311 per ton during 2010. The remaining 6% increase in cost of sales was due to other miscellaneous costs.

Comparison of Gross Profit Rate for the Three Months Ended March 31, 2011 and 2010

Gross profit was $3,181,432 for the three months ended March 31, 2011, an increase of $2,390,771, or 302%, compared to $790,661 for the three months ended March 31, 2010. The gross profit rate was 24% for the three months ended March 31, 2011, an increase of 9%, compared to 15% in the three months ended March 31, 2010. The increase in gross profit rate in 2011 was attributable mainly to production of our new wet production line and sale of byproducts.

Comparison of Operating Expenses for the Three Months Ended March 31, 2011 and 2010

Operating expenses included depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $290,804 for the three months ended March 31, 2011, an increase of $20,782, or 8% compared to $270,022 for the three months ended March 31, 2010. The increase in operating expenses was mainly attributable to the $40,733 increase in depreciation and the $35,154 increase in selling expenses.

Comparison of Net Income for the Three Months Ended March 31, 2011 and 2010

Net income was $2,105,473 for the three months ended March 31, 2011, an increase of $1,788,205, or 564%, compared to $317,268 for the three months ended March 31, 2010. Increase in net income resulted from our new production capacity and improved gross margin rate.

Liquidity and Capital Resources

We had cash and equivalents of $7,568,601 and $5,717,142 as of March 31, 2011 and December 31, 2010, respectively. Our funds are kept in financial institutions in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, to $6,081,007 and $6,034,573, or 40% and 46%, of current assets, as of March 31, 2011 and December 31, 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to fail to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Our accounts receivable aging was as follows, as of March 31, 2011 and December 31, 2010:

	Total	Current	31-90	91-120	121-360	Over 361
2011	100.00%	91.00%	8.00%	0.00%	0.00%	1.00%
2010	100.00%	96.40%	3.03%	0.00%	0.00%	0.57%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation. Allowance for doubtful accounts was $101,704 and $97,640 as of March 31, 2011 and December 31, 2010, respectively.

Net cash provided by operating activities was $3,097,028 and $1,473,520 for the three months ended March 31, 2011 and 2010, respectively. The increase in net cash provided by operating activities in the three months ended March 31, 2011 compared to the 2010 period, was mainly due to the $1,788,205 increase in net income.

Net cash used in financing activities was $1,312,163 and $1,846,423 for the three months ended March 31, 2011 and 2010, respectively. The Company repaid short term loan of $1,312,163 and $25,500 during the three months ended March 31, 2011 and 2010, respectively. On February 10, 2010, the Company issued 4,146,710 shares of common stock to twenty one individual subscribers at $0.33 per share for $1,368,416. On March 29, 2010 the Company issued 186,726 shares to two individual subscribers at $0.33 per share for $61,620. For the three months ended March 31, 2010, 4,333,436 shares were issued for $1,430,036. For the three months ended March 31, 2010, total commissions paid was $634,966. During the first quarter of 2010, the Company loaned $2,615,993 to two of the Company’s significant shareholders. On June 23, 2010, the Company received repayment of $2,615,993 from aforementioned shareholders.

Short term debt at December 31, 2010 consisted of the following:

To Xigu Credit Union
Interest at 11.68%, payable March 20, 2011	$487,894
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	824,269
Total Short Term Debt	1,312,163

The short term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There were no other terms or loan covenants relating to these short term loans. On March 21, 2011, the Company repaid the $487,894 loan to Xigu Credit Union and the $824,269 loan to Chengguan Credit Union.

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

Segment Information

ASC 280-10, “Disclosure About Segments of and Enterprise and Related Information”, requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A. Risk Factors.

Not Appliable

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

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

ASIA CARBON INDUSTRIES, INC.

Date: May 16, 2011	By:	/s/ Guo Yun Yao
Guo Yun Yao
Chief Executive Officer, President, Secretary and Director
(principal executive officer)

Date: May 16, 2011	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (principal accounting and financial officer)