Form 10-Q
period 2011-06-30
Asia Carbon Industries, Inc.
filed 2011-08-12
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011

or

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

As of August 12, 2011 the issuer had 50,608,077 outstanding shares of Common Stock.

PART I

Item 1. Financial Statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$7,594,147	$5,717,142
Accounts receivable, net	5,579,119	6,034,573
Inventories	1,540,012	1,476,061
Prepaid expenses	6,189	6,061
Total Current Assets	14,719,467	13,233,837

Property and Equipment, Net	13,947,825	11,031,788

Other Assets:
Idle assets, net	898,554	959,967
Land use rights, net	213,837	211,770
Total Other Assets	1,112,391	1,171,737

TOTAL ASSETS	$29,779,683	$25,437,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,339,875	$1,312,163
Accounts payable	3,801,668	3,913,207
Accrued liabilities	168,590	163,518
Taxes payable	714,322	896,351
Investor deposit payable	60,955	-
Due to shareholder	20,274	19,855
Total Current Liabilities	6,105,684	6,305,094

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 50,608,077 issued and outstanding at June 30, 2011 and December 31, 2010	50,608	50,608
Additional paid-in capital	5,533,737	5,533,737
Statutory reserves	1,224,559	1,224,559
Retained earnings	14,714,923	10,628,010
Accumulated other comprehensive income	2,150,172	1,695,354
Total Stockholders' Equity	23,673,999	19,132,268
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,779,683	$25,437,362

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$13,500,872	$5,855,079	$26,942,388	$11,149,952
Cost of Sales	10,552,294	5,062,032	20,812,378	9,566,244
Gross Profit	2,948,578	793,047	6,130,010	1,583,708

Operating Expenses:
Depreciation	57,586	16,186	114,505	32,372
Bad debts	(2,158)	17,815	1,124	14,194
Selling	72,411	33,714	143,487	69,636
Professional fees	48,781	90,006	157,678	277,328
Other	58,842	34,774	109,472	68,987
Total	235,462	192,495	526,266	462,517
Income From Operations	2,713,116	600,552	5,603,744	1,121,191
Other Income and (Expense)
Interest income	8,948	-	8,948	-
Interest expense	(30,882)	(35,055)	(58,060)	(70,699)
Total Other Income and (Expense)	(21,934)	(35,055)	(49,112)	(70,699)
Income Before Provision for Tax	2,691,182	565,497	5,554,632	1,050,492
Provision for tax	709,742	187,569	1,467,719	355,296
Net Income	1,981,440	377,928	4,086,913	695,196

Other comprehensive income	294,776	105,508	454,818	104,917
Comprehensive Income	$2,276,216	$483,436	$4,541,731	$800,113

Net Income Per Share - Basic	$0.04	$0.01	$0.08	$0.01
Net Income Per Share - Diluted	$0.04	$0.01	$0.08	$0.01
Weighted Average Shares Outstanding - Basic	50,608,077	49,056,223	50,608,077	46,382,104
Weighted Average Shares Outstanding - Diluted	50,608,077	49,056,223	50,608,077	46,382,104

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash Flows from Operating Activities:
Net Income	$4,086,913	$695,196
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for allowances, returns and doubtful accounts	1,124	14,194
Depreciation	634,226	248,871
Amortization of land use rights	2,376	812
Common stock issued for services	-	34,617
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	452,223	(322,245)
(Increase) decrease in inventories	(63,951)	71,472
(Increase) decrease in prepaid expenses	(128)	24,960
(Decrease) increase in accounts payable	(111,539)	509,929
Increase in accrued expenses	5,072	21,671
(Decrease) in taxes payable	(182,029)	(165,436)
Net Cash Provided by Operating Activities	4,824,287	1,134,041

Cash Flows from Investing Activities:
Capital expenditures	(3,236,557)	(1,416,000)
Net Cash Used in Investing Activities	(3,236,557)	(1,416,000)

Cash Flows from Financing Activities
Proceeds from short term debt	1,339,875	-
Repayment of short term debt	(1,339,875)	-
Cash advance from shareholder	-	19,327
Shareholder loans	-	(2,615,993)
Collection of shareholder loans	-	2,615,993
Proceeds from investor deposit payable	60,955	-
Proceeds from private placement	-	3,038,903
Commission paid for private placement	-	(804,500)
Net Cash Provided by Financing Activities	60,955	2,253,730

Effect of Exchange Rate Changes on Cash	228,320	20,471
Net Increase in Cash and Equivalents	1,877,005	1,992,242
Cash and Equivalents - Beginning of Period	5,717,142	2,172,641

Cash and Equivalents - End of Period	$7,594,147	$4,164,883

Supplemental Cash Flow Information:
Interest Paid	$57,386	$71,163
Income taxes	$1,422,694	$475,671

Non Cash Transaction:
Common stock issued for services	$-	$34,617

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010 (UNAUDITED) and DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

On December 29, 2009, Asia Carbon had, through its wholly owned subsidiary, Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001 (the “Common Stock”), to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

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

The assets and liabilities of Hongxing and Litweisi are translated into US dollars at period-end exchange rates.  The exchange rates used were 0.1547, 0.1475 and 0.1465 at June 30, 2011 and 2010 and December 31, 2010, respectively. The revenues and expenses are translated into US dollars at average exchange rates of the periods. The exchange rates used were 0.1538, 0.1465 for the three months ended June 30, 2011 and 2010; 0.1528 and 0.1465 for the six months ended June 30, 2011 and 2010, respectively; and 0.1477 for the year ended December 31, 2010.   Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

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

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development, the Company expenses all research and development costs as incurred. There were no material research and development cost for 2011 or 2010.

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

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 were prepared in accordance with US GAAP for interim financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10Q. In the opinion of management, the unaudited consolidated financial statements were prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP was condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10K filed on March 31, 2011.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Accounts receivable	$5,679,990	$6,132,213
Allowance for doubtful accounts	(100,871)	(97,640)
Accounts receivable, net	$5,579,119	$6,034,573

NOTE 5 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Raw materials	$1,128,431	$1,138,027
Packing and other materials	40,031	49,051
Finished products	371,550	288,983
	$1,540,012	$1,476,061

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment was summarized as follows at June 30, 2011 and December 31, 2010:

	Estimated Useful Lives	2011	2010
		(Unaudited)
Plant	20	$4,706,498	$3,705,864
Machinery and equipment	10	9,991,103	9,784,462
Transportation equipment	5	113,503	111,155
Other machinery and equipment	5	56,455	55,287
Construction in progress		2,314,188	-
		17,181,747	13,656,768
Less: Accumulated Depreciation		3,233,922	2,624,980
		$13,947,825	$11,031,788

Construction in progress consisted of the Company’s natural gas project and by-products processing project. Total estimated budget for natural gas project and by-products processing project are RMB 16 million ($2.5 million) and RMB 18 million ($2.8 million), respectively.

Depreciation of property and equipment was $634,226 and $248,871 for six months ended June 30, 2011 and 2010, respectively. Depreciation of property and equipment was $323,917 and $124,435 for three months ended June 30, 2011 and 2010, respectively. Depreciation included in cost of goods sold was $519,721 and $216,499 for six months ended June 30, 2011 and 2010, respectively. Depreciation included in cost of goods sold was $266,331 and $108,249 for three months ended June 30, 2011 and 2010, respectively.

NOTE 7 – IDLE ASSETS

To build a new wet method production line, the Company retired its fourth dry method production line in July 2008, which was built in 2007. Most of the equipment and parts were in good condition and able to be used in the new wet method production line. The remaining net book value of the fourth dry method production line was RMB 14,735,993 ($2,160,297, translated at 2008 exchange rate). In July 2008, the Company decided to stop depreciation of these assets until completion of the new production line.

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

Depreciation of idle assets was $40,595 and $80,720 for three and six months ended June 30, 2011. Depreciation of idle assets was included in the depreciation expense.

NOTE 8 – SHAREHOLDERS LOANS RECEIVABLE

During the first quarter of 2010, the Company loaned RMB 16,226,224 ($2,377,142) and RMB 1,630,386 ($238,851) to two of the Company’s significant shareholders. Shareholder loans were interest free and due on demand. On June 23, 2010, the Company received RMB 16,226,224 ($2,377,142) and RMB 1,630,386 ($238,851) from the aforementioned shareholders, respectively.

NOTE 9 – XIGU LOAN RECEIVABLE AND LAND USE RIGHTS

On December 29, 2005, the Company lent RMB 554,130 ($85,735) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to pay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for this 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB 10,000 ($1,547) through July, 2053. The balance due was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of land use rights lease.

On October 31, 2007, the Company lent an additional RMB 1,000,000 ($154,720) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement,  if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB 10,000 ($1,547) through June 2056, the loan balance due was capitalized as land use rights and amortized over the remaining life of land use rights lease started on November 1, 2010.

As of June 30, 2011 and December 31, 2010, land use rights were as follows:

	2011	2010
	(Unaudited)
Land use rights	$240,455	$235,482
Less: accumulated amortization	(26,618)	(23,712)
Land use rights, net	$213,837	$211,770

Amortization of land use rights was recorded as rent. Rent expense was $1,195 and $406 for three months ended June 30, 2011 and 2010, respectively. Rent expense was $2,376 and $812 for six months ended June 30, 2011 and 2010, respectively

The estimated annual amortization of land use rights for the next five years and thereafter is as follows as of June 30, 2011, by years:

2012	$4,809
2013	4,809
2014	4,809
2015	4,809
2016	4,809
Thereafter	189,792
Total	$213,837

The minimum rent payment for land leases at June 30, 2011 was as follows by years:

2012	$3,094
2013	3,094
2014	3,094
2015	3,094
2016	3,094
Thereafter	119,136
Total	$134,606

NOTE 10 – SHORT TERM DEBT

Short term debt at June 30, 2011and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2011	$-	$487,894
Interest at 13.25%, payable April 28, 2012	498,198	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	-	824,269
Interest at 13.25%, payable April 28, 2012	841,677	-
Total Short Term Debt	$1,339,875	$1,312,163

The short term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There were no other terms or loan covenants relating to these short term loans. On March 21, 2011, the Company repaid the $487,894 loan to Xigu Credit Union and the $824,269 loan to Chengguan Credit Union. On April 29, 2011, the Company borrowed the $498,198 loan from Xigu Credit Union and the $841,677 loan from Chengguan Credit Union.

NOTE 11 – TAXES PAYABLE

Taxes payable at June 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
PRC corporation income tax	$714,080	$669,055
Value added tax	227	213,424
Other	15	13,872
Total	$714,322	$896,351

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the Asia Carbon Advisory Agreement, the Company issued 4,700,000 and 360,809 shares to Friedland LLC on January 25, 2010 and May 11, 2010, respectively.  In addition, the Company paid $498,034 to Friedland LLC in connection with a private placement (PP). This amount was netted against the proceeds from the PP and reduced in additional paid in capital.

NOTE 13 – STOCKHOLDERS' EQUITY

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

NOTE 14 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of June 30, 2011 and December 31, 2010, the Company’s uninsured cash balances were $7,588,183 and $5,559,314, respectively.

NOTE 15 – INCOME TAXES

The provision for income tax was $709,742 and $187,569 for three months ended June 30, 2011 and 2010, respectively, and $1,467,719 and $355,296 for the six months ended June 30, 2011 and 2010, respectively, which arose from foreign income tax incurred and or paid to the Chinese tax authorities. The Company’s income tax was assessed on 25% of net income.

Foreign pretax earnings were $2,760,235 and $615,175 for three months ended June 30, 2011 and 2010, respectively. Foreign pretax earnings were $5,751,772 and $1,288,294 for six months ended June 30, 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the United States. At June 30, 2011, approximately $16,488,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,484,000 approximately would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of June 30, 2011 and 2010.

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%	-9.0%	-9.0%
Changes in valuation allowance	1.4%	8.2%	1.4%	8.8%
Effective Rate	26.4%	33.2%	26.4%	33.8%

At June 30, 2011, the Company had US net operating loss carry forwards of $599,905. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 16 – MAJOR VENDORS AND CUSTOMERS

The Company purchased raw materials predominantly from eight and six vendors during the three and six months ended June 30, 2011 and 2010, respectively. The percentage of total purchase during the periods, and accounts payable balance at the end of the periods to these vendors were as follows:

	2011			2010
	Three Months Ended June 30,	Six Months Ended June 30,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	June 30,
Vendor	% of Purchases	% of Purchases	Accounts Payable Balance	% of Purchases	% of Purchases	Accounts Payable Balance
1	12%	12%	$430,726	14%	13%	$431,307
2	12%	12%	459,327	17%	17%	403,171
3	12%	12%	490,276	15%	14%	294,695
4	13%	13%	422,205	18%	19%	333,889
5	13%	13%	431,366	18%	19%	339,774
6	13%	13%	475.558	18%	18%	382,542
7	13%	13%	473,638	-	-	-
8	12%	12%	493,425	-	-	-
Total	100%	100%	$3,676,521	100%	100%	$2,185,378

During the three and six months ended June 30, 2011, four customers accounted for 74% of sales.  During the three and six months ended June 30, 2010, four and three customers accounted for 81% and 72% of sales, respectively. The percentage to total sales during the periods, and accounts receivable balance at the end of the periods to these customers were as follows:

	2011			2010
	Three Months Ended June 30,	Six Months Ended June 30,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	June 30,
Customer	% of Sales	% of Sales	Accounts Receivable Balance	% of Sales	% of Sales	Accounts Receivable Balance
1	-	-	$-	20%	21%	$561,547
2	-	-	-	11%	-	45,237
3	21%	21%	1,144,494	20%	21%	514,258
4	30%	30%	1,565,902	30%	30%	712,599
5	10%	11%	594,225	-	-
6	13%	12%	721,985	-	-
Total	74%	74%	$4,026,606	81%	72%	$1,833,641

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

On December 29, 2009, Asia Carbon had, through its wholly owned subsidiary, Liteweisi, entered into an Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and the shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its Common Stock to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

The Entrusted Agreements granted Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

Results of Operations

The Three Months Ended June 30, 2011 and 2010

Comparison of Sales for the Three Months Ended June 30, 2011 and 2010

	2011		2010
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220-D	$2,340,242	2,332	$2,020,811	2,360
N330	2,218,323	2,333	1,913,115	2,373
N660	2,187,882	2,333	1,921,153	2,382
N220-W	6,295,254	5,700	-	-
Naphthalene oil	459,171	510	-	-
Total Sales	$13,500,872	13,208	$5,855,079	7,115

Sales for the three months ended June 30, 2011 totaled $13,500,872, an increase of $7,645,793 or 131%, compared to $5,855,079 for the three months ended June 30, 2010.  The increase in sales was attributable mainly to our new wet production line starting production on October 26, 2010 and sale of our new byproducts - naphthalene oil. During the three months ended June 30, 2011, we sold 5,700 metric tons of N220-W and generated revenue of $6,295,254 from our new wet production line. We sold 510 metric tons of naphthalene oil and had revenue of $459,171 in the three months ended June 30, 2011. Revenue from our new wet production line and naphthalene oil together accounted for approximately 72% of total increase in sales in the three months ended June 30, 2011. The remaining 28% increase in sales was attributable to the increase of unit sales price which was a result of the recovery of financial crisis worldwide and recovery of the demand for our products.  The average sales price of our black carbon products was $1,027 per metric ton during the second quarter of 2011, an increase of $204 per ton, or 25%, from $823 per ton during the second quarter of 2010.

The Company currently has three dry method production lines. Each production line has a capacity of 12,000 metric tons per annum. Total production capacity is 36,000 tons per annum. The new wet production line started production on October 26, 2010. The designed capacity of the new wet production line is 25,000 tons per annum. The prorated production/total capacity utilization rate was 83% and 79% during the three months ended June 30, 2011 and 2010, respectively.

Comparison of Cost of Sales for the Three Months Ended June 30, 2011 and 2010

Cost of sales was $10,552,294 for three months ended June 30, 2011, an increase of $5,490,262, or 108% compared to $5,062,032 in 2010. The increase in cost of sales was mainly attributable to the increase in sales in the same period. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 22,696 metric tons of coal tar oil for the three months ended June 30, 2011, an increase of 9,229 tons, or 69%, compared to 13,467 tons in 2010. The increase in consumption of coal tars oil accounted for approximately 62% of the increase in cost of sales. The 30% increase in the cost of sales resulted from increased coal tar oil price in 2011.  The average price of coal tars was $427 per ton during 2011, an increase of $88 per ton, or 26%, from $339 per ton during 2010. The remaining 8% increase in the cost of sales was due to other miscellaneous costs.

Comparison of Gross Profit Rate for the Three Months Ended June 30, 2011 and 2010

Gross profit was $2,948,578 for the three months ended June 30, 2011, an increase of $2,155,531, or 272%, compared to $793,047 in the comparable period of 2010. The gross profit rate was 22% for the three months ended June 30, 2011, an increase of 8 percentage points, compared to 14% in 2010. The increase in gross profit rate in 2011 was attributable mainly to production by our new wet production line and sale of byproducts.

Comparison of Operating Expenses for the Three Months Ended June 30, 2011 and 2010

Operating expenses included depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $235,462 for the three months ended June 30, 2011, an increase of $42,967, or 22% compared to $192,495 in 2010. The increase in operating expenses was mainly attributable to the $41,400 increase in depreciation, the $38,697 increase in selling expenses and $24,068 increase in other operating expenses, offset by decrease in professional fees of $41,225 and reduction in bad debt expense of $19,973.

Comparison of Net Income for the Three Months Ended June 30, 2011 and 2010

Net income was $1,981,440 for the three months ended June 30, 2011, an increase of $1,603,512, or 424%, compared to $377,928 in 2010. Increase in net income resulted from our new production capacity and improved gross margin rate.

The Six Months Ended June 30, 2011 and 2010

Comparison of Sales for the Six Months Ended June 30, 2011 and 2010

	2011		2010
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220-D	$4,667,531	4,552	$3,850,771	4,635
N330	4,431,196	4,554	3,651,782	4,667
N660	4,395,598	4,569	3,647,399	4,670
N220-W	12,540,816	11,163	-	-
Naphthalene oil	907,247	1,010	-	-
Total Sales	$26,942,388	25,848	$11,149,952	13,982

Sales for the six months ended June 30, 2011 totaled $26,942,388, an increase of $15,792,436 or 142%, compared to $11,149,952 for the six months ended June 30, 2010.  The increase in sales was attributable mainly to our new wet production line that started production on October 26, 2010 and sale of our new byproduct - naphthalene oil. During the six months ended June 30, 2011, we sold 11,163 metric tons of N220-W and generated revenue of $12,540,816 from our new wet production line. We sold 1,010 metric tons of naphthalene oil and had revenue of $907,247 in the six months ended June 30, 2011. Revenue from our new wet production line and naphthalene oil together accounted for approximately 65% of total increase in sales in the six months ended June 30, 2011. The remaining 35% increase in sales was attributable to the increase of unit sales price which was a result of the recovery of the financial crisis worldwide and recovery of the demand for our products.  The average sales price of our black carbon products was $1,048 per metric ton during the six months ended June 30, 2011, an increase of $251 per ton, or 31%, from $797 per ton during the comparable period of 2010.

The Company currently has three dry method production lines. Each production line has a capacity of 12,000 metric tons per annum. Total production capacity is 36,000 tons per annum. The new wet production line started production on October 26, 2010. The designed capacity of the new wet production line is 25,000 tons per annum. The prorated production/total capacity utilization rate was 81% and 78% during the six months ended June 30, 2011 and 2010, respectively.

Comparison of Cost of Sales for the Six Months Ended June 30, 2011 and 2010

Cost of sales was $20,812,378 for six months ended June 30, 2011, an increase of $11,246,134, or 118% compared to $9,566,244 in 2010. It was mainly attributable to the increase in sales in the same period. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 44,388 metric tons of coal tar oil for the six months ended June 30, 2011, an increase of 17,805 tons, or 67%, compared to 26,583 tons in 2010. The increase in consumption of coal tars oil accounted for approximately 56% of the increase in the cost of sales. The 38% increase in the cost of sales resulted from the increased price of coal tar oil in 2011.  The average price of coal tars was $432 per ton during 2011, an increase of $107 per ton, or 33%, from $325 per ton during 2010. The remaining 6% increase in cost of sales was due to other miscellaneous costs.

Comparison of Gross Profit Rate for the Six Months Ended June 30, 2011 and 2010

Gross profit was $6,130,010 for the six months ended June 30, 2011, an increase of $4,546,302, or 287%, compared to $1,583,708 during the comparable period of 2010. The gross profit rate was 23% for the six months ended June 30, 2011, an increase of nine percentage points, compared to 14% in 2010. The increase in gross profit rate in 2011 was attributable mainly to production of our new wet production line and the sale of byproducts.

Comparison of Operating Expenses for the Six Months Ended June 30, 2011 and 2010

Operating expenses include depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $526,266 for the six months ended June 30, 2011, an increase of $63,749, or 14% compared to $462,517 in 2010. The increase in operating expenses was mainly attributable to the $82,133 increase in depreciation, the $73,851 increase in selling expenses and the $40,485 increase in other operating expenses, offset by the decrease in professional fees of $119,650 and reduction in bad debt expense of $13,070.

Comparison of Net Income for the Six Months Ended June 30, 2011 and 2010

Net income was $4,086,913 for the six months ended June 30, 2011, an increase of $3,391,717, or 488%, compared to $695,196 in 2010.  The increase in net income resulted from our new production capacity and improved gross margin rate.

Liquidity and Capital Resources

We had cash and equivalents of $7,594,147 and $5,717,142 as of June 30, 2011 and December 31, 2010, respectively. Our funds are kept in financial institutions in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, totaling $5,579,119 and $6,034,573, or 38% and 46%, of current assets, as of June 30, 2011 and December 31, 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to fail to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Our accounts receivable aging was as follows, as of June 30, 2011 and December 31, 2010:

	Total	Current	31-90	91-120	121-360	Over 361
2011	100.00%	83.74%	15.64%	0.00%	0.00%	0.62%
2010	100.00%	96.40%	3.03%	0.00%	0.00%	0.57%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation. Allowance for doubtful accounts was $100,871 and $97,640 as of June 30, 2011 and December 31, 2010, respectively.

Net cash provided by operating activities was $4,824,287 and $1,134,041 for the six months ended June 30, 2011 and 2010, respectively. The increase in net cash provided by operating activities in the six months ended June 30, 2011 was mainly due to the $3,391,717 increase in net income.

Net cash used in investing activities was $3,236,557 and $1,416,000 for the six months ended June 30, 2011 and 2010, respectively. The capital expenditure of $3,236,557 in 2011 was related to the Company’s natural gas project and byproducts processing project. The Company is to use natural gas as fuel in production instead of the coal tars currently used.  The capital expenditure of $1,416,000 was related to the wet production line.

Net cash provided by financing activities was $60,955 and $2,253,730 for the six months ended June 30, 2011 and 2010, respectively. The Company repaid a short term loan of $1,339,875 and received proceeds from new short term loans of $1,339,875 in 2011. The Company received a deposit of $60,955 from an investor in 2011. During the six months ended June 30, 2010, the Company issued 9,202,874 shares of Common Stock to private investors and received gross proceeds of $3,038,903. Total commission paid in connection with this private placement was $804,500. During the first quarter of 2010, the Company loaned $2,615,993 to two of the Company’s significant shareholders. On June 23, 2010, the Company received the repayment of $2,615,993 from the aforementioned shareholders. The Company received a $19,327 cash advance from a shareholder in 2010.

Short term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2011	$-	$487,894
Interest at 13.25%, payable April 28, 2012	498,198	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	-	824,269
Interest at 13.25%, payable April 28, 2012	841,677	-
Total Short Term Debt	$1,339,875	$1,312,163

The short term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There were no other terms or loan covenants relating to these short term loans. On March 21, 2011, the Company repaid the $487,894 loan to Xigu Credit Union and the $824,269 loan to Chengguan Credit Union. On April 29, 2011, the Company borrowed the $498,198 loan from Xigu Credit Union and the $841,677 loan from Chengguan Credit Union.

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

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date: August 12, 2011	By:	/s/ Guo Yun Yao
Guo Yun Yao
Chief Executive Officer, President, Secretary and Director
(principal executive officer)

Date: August 12, 2011	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (principal accounting and financial officer)