Form 10-Q
period 2011-09-30
Asia Carbon Industries, Inc.
filed 2011-11-14
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-167090

ASIA CARBON INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	26-2895795
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

110 Wall Street, 11th Floor, New York, New York 10005
(Address of principal executive offices) (Zip Code)

(646) 623-6999
(Registrant’s telephone number, including area code)

Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of November 14, 2011 is 50,784,987 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$7,379,825	$5,717,142
Accounts receivable, net	4,643,860	6,034,573
Inventories	2,344,754	1,476,061
Prepaid expenses	6,272	6,061
Total Current Assets	14,374,711	13,233,837

Property and Equipment, Net	16,276,509	11,031,788

Other Assets:
Idle assets, net	869,241	959,967
Land use rights, net	215,494	211,770
Total Other Assets	1,084,735	1,171,737

TOTAL ASSETS	$31,735,955	$25,437,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,357,888	$1,312,163
Accounts payable	3,532,650	3,913,207
Accrued liabilities	164,754	163,518
Taxes payable	774,870	896,351
Investor deposit payable	71,440	-
Due to shareholder	26,139	19,855
Total Current Liabilities	5,927,741	6,305,094

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 50,784,987 and 50,608,077 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	50,785	50,608
Additional paid-in capital	5,808,753	5,533,737
Statutory reserves	1,224,559	1,224,559
Retained earnings	16,242,585	10,628,010
Accumulated other comprehensive income	2,481,532	1,695,354
Total Stockholders' Equity	25,808,214	19,132,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,735,955	$25,437,362

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$10,997,216	$6,788,372	$37,939,604	$17,938,324
Cost of Sales	8,364,288	5,482,802	29,176,666	15,049,046
Gross Profit	2,632,928	1,305,570	8,762,938	2,889,278

Operating Expenses:
Depreciation	58,342	16,325	172,847	48,697
Bad debts	-	17,060	1,124	31,254
Selling	79,419	34,953	222,906	104,589
Professional fees	207,621	56,881	365,299	334,209
Other	109,745	39,910	219,217	108,897
Total Operating Expenses	455,127	165,129	981,393	627,646
Income From Operations	2,177,801	1,140,441	7,781,545	2,261,632
Other Income and (Expense)
Interest income	9,855	-	18,803	-
Interest expense	(45,690)	(33,215)	(103,750)	(103,914)
Total Other Income and (Expense)	(35,835)	(33,215)	(84,947)	(103,914)
Income Before Provision for Tax	2,141,966	1,107,226	7,696,598	2,157,718
Provision for tax	614,304	291,081	2,082,023	646,377
Net Income	1,527,662	816,145	5,614,575	1,511,341

Other comprehensive income	331,360	223,686	786,178	328,603
Comprehensive Income	$1,859,022	$1,039,831	$6,400,753	$1,839,944

Net Income Per Share - Basic	$0.03	$0.02	$0.11	$0.03
Net Income Per Share - Diluted	$0.03	$0.02	$0.11	$0.03
Weighted Average Shares Outstanding - Basic	50,642,690	50,608,077	50,619,741	47,806,241
Weighted Average Shares Outstanding - Diluted	50,642,690	50,608,077	50,619,741	47,806,241

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash Flows from Operating Activities:
Net Income	$5,614,575	$1,511,341
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for allowances, returns and doubtful accounts	1,124	31,254
Depreciation	956,208	376,517
Amortization of land use rights	3,587	1,221
Common stock issued for services	17,750	34,617
Options issued for services	135,915	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,386,126	(415,264)
Decrease in inventories	(868,693)	(51,931)
(Increase) decrease in prepaid expenses	(211)	24,881
(Decrease) increase in accounts payable	(380,557)	1,204,160
Increase (decrease) in accrued expenses	1,236	(333,872)
Decrease in taxes payable	(121,481)	(253,172)
Net Cash Provided by Operating Activities	6,745,579	2,129,752

Cash Flows from Investing Activities:
Capital expenditures	(5,710,468)	(1,861,706)
Net Cash Used in Investing Activities	(5,710,468)	(1,861,706)

Cash Flows from Financing Activities
Proceeds from short term debt	1,357,888	-
Repayment of short term debt	(1,357,888)	-
Cash advances from shareholder	5,593	18,091
Shareholder loans	-	(2,615,993)
Collection of shareholder loans	-	2,615,993
Proceeds from investor deposit payable	71,440	-
Proceeds from private placement	121,528	3,038,903
Commission paid for private placement	-	(804,500)
Net Cash Provided by Financing Activities	198,561	2,252,494

Effect of Exchange Rate Changes on Cash	429,011	127,548
Net Increase in Cash and Equivalents	1,662,683	2,648,088
Cash and Equivalents - Beginning of Period	5,717,142	2,172,641

Cash and Equivalents - End of Period	$7,379,825	$4,820,729

Supplemental Cash Flow Information:
Interest Paid	$103,010	$112,566
Income taxes	$2,132,840	$713,580

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organizations

Asia Carbon Industries, Inc. (“Asia Carbon” or “Company”) was incorporated June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

On November 10, 2008, Asia Carbon formed a wholly-owned subsidiary, Jin Zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”) under PRC law in Taiyuan, China. Liteweisi is a management company to manage operations in PRC.

Taiyuan Hongxing Carbon Black Ltd. Company (“Hongxing”) was incorporated December 4, 2003 under the laws of the PRC. Hongxing is located at Qingxu County, Taiyuan, Shanxi province of PRC. Hongxing had two shareholders with registered capital of $384,300. Hongxing’s registered capital was $3,316,300 after one shareholder contributed $2,932,000 to Hongxing in 2008.

On December 29, 2009, Asia Carbon, through its wholly owned subsidiary, Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

The Entrusted Agreements gave Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under ASC 810-10. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

Asia Carbon, through Hongxing, manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star” and other by-products. Most of the Company’s products are used by the PRC’s tire industry.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and equivalents, accounts receivable, prepaid expenses, short term debt, accounts payable, accrued liabilities, various taxes payable and customer advances.  The fair value of these financial instruments approximates their carrying amounts in the balance sheets due to their short term maturity or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of Hongxing and Litweisi is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar (“US dollar”).

The assets and liabilities of Hongxing and Litweisi are translated into US dollars at period-end exchange rates.  The exchange rates used were 0.1568, 0.1495 and 0.1465 at September 30, 2011 and 2010 and December 31, 2010, respectively. The revenues and expenses are translated into US dollars at average exchange rates of the periods. The exchange rates used were 0.1558, 0.1478 for the three months ended September, 2011 and 2010; 0.1537 and 0.1471 for the nine months ended September 30, 2011 and 2010, respectively; and 0.1477 for the year ended December 31, 2010.   Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There was no material foreign currency transaction gain or loss for the nine months ended September 30, 2011 or 2010.

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

Long Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Accounting Standards Codification ("ASC") 360-10-15 “Impairment or Disposal of Long-Lived Assets” which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Revenue Recognition

We recognize revenue from sales of products. Sales are recognized when these four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax ("VAT"), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  Credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return products and historically, customer returns have been immaterial. The Company will replace a product if the customer is not satisfied with its quality. Freight in costs are included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred. There were no material adverting costs for the nine months ended September 30, 2011 or 2010.

Research and Development

In accordance with the ASC subtopic 730-10, Research and Development, the Company expenses all research and development costs as incurred. There were no material research and development cost for the nine months ended September 30, 2011 and 2010.

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

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 were prepared in accordance with US GAAP for interim financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements were prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the year ending December 31, 2011. The balance sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Accounts receivable	$4,746,087	$6,132,213
Allowance for doubtful accounts	(102,227)	(97,640)
Accounts receivable, net	$4,643,860	$6,034,573

NOTE 5 - INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Raw materials	$1,222,230	$1,138,027
Packing and other materials	38,300	49,051
Finished products	1,084,224	288,983
	$2,344,754	$1,476,061

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment was summarized as follows at September 30, 2011 and December 31, 2010:

	Estimated Useful Lives	2011	2010
		(Unaudited)
Plant	20	$4,769,771	$3,705,864
Machinery and equipment	10	10,125,420	9,784,462
Transportation equipment	5	115,028	111,155
Other machinery and equipment	5	57,214	55,287
Construction in progress		4,775,699	-
		19,843,132	13,656,768
Less: Accumulated Depreciation		3,566,623	2,624,980
		$16,276,509	$11,031,788

Construction in progress consists of advance payments to construction contractors and construction materials purchased. The Company is to build a natural gas and by-products processing projects. Estimated budgets for natural gas and by-products processing projects was RMB16 million ($2.5 million) and RMB 18 million ($2.8 million), respectively.

Depreciation of property and equipment was $834,359 and $376,517 for nine months ended September 30, 2011 and 2010, respectively. Depreciation of property and equipment was $287,381 and $126,958 for three months ended September 30, 2011 and 2010, respectively. Depreciation included in cost of goods sold was $783,361 and $327,820 for nine months ended September 30, 2011 and 2010, respectively. Depreciation included in cost of goods sold was $270,167 and $110,633 for three months ended September 30, 2011 and 2010, respectively.

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

Depreciation of idle assets was $41,129 and $121,849 for three and nine months ended September 30, 2011. Depreciation of idle assets was included in the depreciation expense.

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

NOTE 9 – XIGU LOAN RECEIVABLE AND LAND USE RIGHTS

On December 29, 2005, the Company lent RMB 554,130 ($86,888) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to pay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for this 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB 10,000 ($1,568) through July, 2053. The Company has no obligation to pay this lease due to the default of Village loan. The balance of Village loan receivable was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of land use rights lease.

On October 31, 2007, the Company lent an additional RMB 1,000,000 ($156,800) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement,  if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB 10,000 ($1,568) through June 2056. The Company has no obligation to pay this lease due to the default of Village loan. The balance of Village loan receivable was capitalized as land use rights and amortized over the remaining life of land use rights lease started on November 1, 2010.

As of September 30, 2011 and December 31, 2010, land use rights were as follows:

	2011	2010
	(Unaudited)
Land use rights	$243,688	$235,482
Less: accumulated amortization	(28,194)	(23,712)
Land use rights, net	$215,494	$211,770

Amortization of land use rights was recorded as rent. Rent expense was $1,211 and $409 for three months ended September 30, 2011 and 2010, respectively. Rent expense was $3,587 and $1,221 for nine months ended September, 2011 and 2010, respectively

The estimated annual amortization of land use rights for the next five years and thereafter is as follows as of September 30, 2011, by years:

2012	$4,874
2013	4,874
2014	4,874
2015	4,874
2016	4,874
Thereafter	191,124
Total	$215,494

NOTE 10 – SHORT TERM DEBT

Short term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
To Xigu Credit Union	(Unaudited)
Interest at 11.68%, payable March 20, 2011	$-	$487,894
Interest at 13.25%, payable April 28, 2012	504,896	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	-	824,269
Interest at 13.25%, payable April 28, 2012	852,992	-
Total Short Term Debt	$1,357,888	$1,312,163

The short term debts are renewable based on the past credit of the Company. Interest expense is paid quarterly. There were no other terms or loan covenants relating to these short term loans. On March 21, 2011, the Company repaid the $487,894 loan to Xigu Credit Union and the $824,269 loan to Chengguan Credit Union. On April 29, 2011, the Company borrowed the $504,896 loan from Xigu Credit Union and the $852,992 loan from Chengguan Credit Union.

NOTE 11 – TAXES PAYABLE

Taxes payable at September 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
PRC corporation income tax	$618,247	$669,055
Value added tax	130,783	213,424
Other	25,840	13,872
Total	$774,870	$896,351

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

Corporate Finance Advisory Services Agreements

On September 8, 2008, Asia Carbon entered a Corporate Finance Advisory Services Agreement (the “Asia Carbon Advisory Agreement”) with Friedland Corporate Investor Services LLC (“Friedland LLC”).  The agreement provided Friedland LLC would provide corporate finance advisory services to Asia Carbon designed to form a Wholly Owned Foreign Enterprise (“WOFE”) in the PRC and to result in Asia Carbon’s shares becoming publicly-traded in the United States ("US").  As consideration for these services, Asia Carbon agreed to pay Friedland no less than 10% of the Company shares outstanding on a fully diluted basis at the time of commencement of trading of the Company’s shares. These services were provided during 2008 and were valued at $50,000 and recorded as consulting expense.

Pursuant to the Asia Carbon Advisory Agreement, the Company issued 4,700,000 and 360,809 shares to Friedland LLC on January 25, 2010 and May 11, 2010, respectively.  In addition, the Company paid $498,034 to Friedland LLC in connection with a private placement (“PP”). This amount was netted against the proceeds from the PP and reduced in additional paid in capital.

NOTE 13 – STOCKHOLDERS’ EQUITY

On January 25, 2010, the Board of Directors (“BOD”) approved the resolution to execute the Asia Carbon Advisory Agreement with Friedland LLC. Pursuant to the agreement, the BOD agreed to issue 4,700,000 shares to the designees of Friedland. The 4,700,000 shares issued to Friedland LLC were valued at $50,000 and recorded in 2008.

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

On February 10, 2010, Asia Carbon issued 4,146,710 shares of common stock to twenty one individual subscribers at $0.33 per share for $1,368,417. On March 29, 2010, the Company issued 186,726 to two individual subscribers at $0.33 per share for $61,620. As of March 31, 2010, total commission paid to brokers was $634,966.

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

On September 13, 2011, the BOD approved the resolution to sell and issue 151,910 restricted shares of common stock of the Company to two investors for $121,528 at $0.80 per share.

On September 13, 2011, the BOD approved a resolution to issue 25,000 restricted shares of common stock of the Company to Cody Management certain investor relations services. The stock is valued at $0.71 (the market closing price at September 12, 2011) per share. An investor relations expense of $17,750 was recorded during the three months ended September 30, 2011.

On September 13, 2011, the BOD approved a resolution to issue options to purchase an aggregate of 400,000 shares of the Company’s common stock at $1 per share to three individuals for certain investor relations service. The $155,600 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 0.35%; expected stock price volatility of 100%; stock price of $0.71 per share; exercise price of $1.00 per share; and term of 3 years.

Effective July 1, 2011, the Company granted stock options to its chief financial officer and to a director as part of their year 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the BOD dated September 30, 2011, whereby the Company granted 220,000 stock options to its chief financial officer and 75,000 stock options granted to the director. The exercise price of the options is the higher of December 31, 2011 closing price or $0.64, the market closing price at September 30, 2011. These stock options expire on December 31, 2014. The $116,230 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 0.42%; expected stock price volatility of 100%; stock price of $0.64 per share; exercise price of $0.64 per share; and term of 3 years. The $116,230 estimated fair value of these stock options is being expensed evenly over the quarters ending September 30 and December 31, 2011.

NOTE 14 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in PRC. Currently, no deposit insurance system has been set up in PRC. Therefore, the Company will bear all risk if any of these banks become insolvent. As of September 30, 2011 and December 31, 2010, the Company’s uninsured cash balances were $7,356,193 and $5,559,314, respectively.

NOTE 15 - INCOME TAXES

The provision for income tax was $614,304 and $291,081 for the three months ended September 30, 2011 and 2010, respectively, and $2,082,023 and $646,377 for the nine months ended September 30, 2011 and 2010, respectively, which arose from foreign income tax incurred and or paid to the Chinese tax authorities. The Company’s income tax was assessed at 25% of net income.

Foreign pretax earnings were $2,414,876 and $1,167,714 for the three months ended September 30, 2011 and 2010, respectively. Foreign pretax earnings were $8,166,731 and $2,502,842 for the nine months ended September 30, 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At September 30, 2011, approximately $18,288,000 of accumulated unadjusted earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of approximately $1,646,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of September 30, 2011 and 2010.

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(-9.0)%	(-9.0)%	(-9.0)%	(-9.0)%
Changes in valuation allowance	3.7%	1.3%	2.1%	5.0%
Effective rate	28.7%	26.3%	27.1%	30.0%
At September 30, 2011, the Company had US net operating loss carry forwards of $872,722. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 16 – MAJOR CUSTOMERS AND VENDORS

The Company purchased raw materials predominantly from eight and six vendors during the three and nine months ended September 30, 2011 and 2010, respectively. The percentage of total purchases during the periods, and accounts payable balances at the end of the periods to these vendors were as follows:

	2011			2010
	Three Months Ended September 30,	Nine Months Ended September 30,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	September 30,
Vendor	% of Purchases	% of Purchases	Accounts Payable Balance	% of Purchases	% of Purchases	Accounts Payable Balance
1	12%	11%	$405,254	17%	14%	$433,509
2	11%	12%	396,125	16%	17%	382,820
3	11%	12%	382,099	16%	15%	420,830
4	14%	13%	448,784	17%	18%	415,092
5	13%	13%	429,330	17%	18%	349,817
6	13%	13%	425,280	17%	18%	395,694
7	13%	13%	446,444	-	-	-
8	13%	12%	472,506	-	-	-
Total	100%	100%	$3,405,822	100%	100%	$2,397,762

During the three and nine months ended September 30, 2011, four customers accounted for 81% and 75% of sales.  During the three and nine months ended September 30, 2010, three customers accounted for 66% and 70% of sales, respectively. The percentage to total sales during the periods, and accounts receivable balances at the end of the periods to these customers were as follows:

	2011			2010
	Three Months Ended September 30,	Nine Months Ended September 30,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	September 30,
Customer	% of Sales	% of Sales	Accounts Receivable Balance	% of Sales	% of Sales	Accounts Receivable Balance
1	10%	-	$530,047	18%	20%	$648,446
2	24%	22%	1,113,718	19%	20%	602,049
3	33%	30%	1,402,494	29%	30%	986,185
4	-	10%	434,438	-	-	-
5	14%	13%	734,200	-	-	-
Total	81%	75%	$4,214,897	66%	70%	$2,236,680

Item 2.          Management’s Discussion and Analysis or Plan of Operation.

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

The Entrusted Agreements granted Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under FASB Accounting Standards Codification (“ASC”) 810-10. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

Asia Carbon, through its operating company in the People’s Republic of China (“PRC”), manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star” and other by-products. Most of the Company’s products are used by the domestic tire industry.

Results of Operations

The Three Months Ended September 30, 2011 and 2010

Comparison of Sales for the Three Months Ended September 30, 2011 and 2010

	2011		2010
Product	Sales	Quantity (Metric Tons)	Sales	Quantity (Metric Tons)
N220	$7,329,444	7,292	$2,176,088	2,360
N330	1,650,681	1,847	2,087,167	2,395
N660	1,600,559	1,849	2,092,749	2,401
Naphthalene oil	416,532	510	432,368	550
Total Sales	$10,997,216	11,498	$6,788,372	7,706

Sales for the three months ended September 30, 2011 totaled $10,997,216, an increase of $4,208,844 or 62%, compared to $6,788,372 for the three months ended September 30, 2010.  We sold 11,498 metric tons of carbon black and naphthalene oil, an increase of 3,792 metric tons, or 49%, compared to 7,706 metric tons in the comparable period of 2010. Increase in sales quantities accounted for approximately 92% of total increase in sales in the three months ended September 30, 2011, which was attributable mainly to our new wet production line starting production on October 26, 2010. The remaining 8% increase in sales was attributable to the increase of unit sales price which was a result of the recovery of financial crisis worldwide and recovery of the demand for our products.  The average sales price of our products was $956 per metric ton during the three months ended September 30, 2011, an increase of $75 per ton, or 9%, from $881 per ton during the third quarter of 2010.

The Company’s total carbon black production capacity was 61,000 and 35,000 tons per annum as of September 30, 2011 and 2010, respectively. The increase in production capacity was a result of commencement of production on our new wet production line. The prorated production/total capacity utilization rate was 72% and 82% during the three months ended September 30, 2011 and 2010, respectively.

Comparison of Cost of Sales for the Three Months Ended September 30, 2011 and 2010

Cost of sales was $8,364,288 for three months ended September 30, 2011, an increase of $2,881,486, or 53% compared to $5,482,802 in the same period of 2010. It was mainly attributable to increase in sales in the same period. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 19,532 metric tons of coal tar oil for the three months ended September 30, 2011, an increase of 5,896 tons, or 43%, compared to 13,636 tons in the same period of 2010. The increase in consumption of coal tars oil accounted for approximately 81% of the increase in cost of sales. The 10% increase in cost of sales resulted from increased coal tar oil price in 2011.  The average price of coal tars was $389 per ton during 2011, an increase of $14 per ton, or 4%, from $375 per ton during 2010. The remaining 9% increase in cost of sales was due to other miscellaneous costs.

Comparison of Gross Profit Rate for the Three Months Ended September 30, 2011 and 2010

Gross profit was $2,632,928 for the three months ended September 30, 2011, an increase of $1,327,358, or 102%, compared to $1,305,570 in the comparable period of 2010. The gross profit rate was 24% for the three months ended September 30, 2011, an increase of five percentage points, compared to 19% for the same period in 2010. The increase in gross profit rate in 2011 was mainly attributable to commencement of production on our new wet production line and increase in sales price.

Comparison of Operating Expenses for the Three Months Ended September 30, 2011 and 2010

Operating expenses included depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $455,127 for the three months ended September 30, 2011, an increase of $289,998, or 176% compared to $165,129 for the same period in 2010. The increase in operating expenses was attributable to the increase of $42,017 in depreciation, $44,466 in selling expenses, $150,740 in professional fees and $69,835 in other operating expenses, offset by reduction in bad debt expense of $17,060. Among the professional fees, non-cash expenses totaled $153,665: common stock issued for investor relation services was valued at $17,750; options issued for investor relation services were valued at $77,800; options issued to chief financial officer and director were valued at $58,115.

Comparison of Net Income for the Three Months Ended September 30, 2011 and 2010

Net income was $1,527,662 for the three months ended September 30, 2011, an increase of $711,517, or 87%, compared to $816,145 for the same period in 2010. Increase in net income resulted from increased sales and improved gross margin rate.

The Nine Months Ended September 30, 2011 and 2010

Comparison of Sales for the Nine Months Ended September 30, 2011 and 2010

	2011		2010
Product	Sales	Quantity (Metric Tons)	Sales	Quantity (Metric Tons)
N220	$24,537,793	23,007	$6,026,859	6,995
N330	6,081,877	6,401	5,738,949	7,072
N660	5,996,156	6,418	5,740,148	7,071
Naphthalene oil	1,323,778	1,520	432,368	550
Total Sales	$37,939,604	37,346	$17,938,324	21,688

Sales for the nine months ended September 30, 2011 totaled $37,939,604, an increase of $20,001,280 or 112%, compared to $17,938,324 for the nine months ended September 30, 2010.  We sold 37,346 metric tons of carbon black and naphthalene oil, an increase of 15,658 metric tons, or 72%, compared to 21,688 metric tons in the comparable period of 2010. Increase in sales quantities accounted for approximately 71% of total increase in sales for the nine months ended September 30, 2011, which was mainly attributable to our new wet production line starting production on October 26, 2010. The remaining 29% increase in sales was attributable to the increase of unit sales price which was a result of the recovery of financial crisis worldwide and recovery of the demand for our products.  The average sales price of our products was $1,016 per metric ton during the nine months ended September 30, 2011, an increase of $188 per ton, or 23%, from $828 per ton during the third quarter of 2010.

The Company’s carbon black production capacity was 61,000 and 35,000 tons per annum as of September 30, 2011 and 2010, respectively. The increase in production capacity was a result of commencement of production on our new wet production line. The prorated production/total capacity utilization rate was 78% and 81% during the nine months ended September 30, 2011 and 2010, respectively.

Comparison of Cost of Sales for the Nine Months Ended September 30, 2011 and 2010

Cost of sales was $29,176,666 for the nine months ended September 30, 2011, an increase of $14,127,620, or 94% compared to $15,049,046 for the comparable period in 2010. It was mainly attributable to increase in sales in the nine months ended September 30, 2011. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 63,921 metric tons of coal tar oil for the nine months ended September 30, 2011, an increase of 23,702 tons, or 59%, compared to 40,219 tons for the comparable period in 2010. The increase in consumption of coal tars oil accounted for approximately 57% of increase in cost of sales. The 35% increase in cost of sales resulted from increased coal tar oil price in 2011. The average price of coal tars was $419 per ton during 2011, an increase of $78 per ton, or 23%, from $342 per ton during 2010. The remaining 8% increase in cost of sales was due to other miscellaneous costs.

Comparison of Gross Profit Rate for the Nine Months Ended September 30, 2011 and 2010

Gross profit was $8,762,938 for the nine months ended September 30, 2011, an increase of $5,873,660, or 203%, compared to $2,889,278 in the comparable period of 2010. The gross profit rate was 23% for the nine months ended September 30, 2011, an increase of 7 percentage points, compared to 16% in 2010. The increase in gross profit rate in 2011 was attributable mainly to commencement of production on our new wet production line and increased sale of byproducts.

Comparison of Operating Expenses for the Nine Months Ended September 30, 2011 and 2010

Operating expenses included depreciation, allowance for bad debts, selling, professional fees and other general and administrative expenses. Operating expenses were $981,393 for the nine months ended September 30, 2011, an increase of $353,747, or 56% compared to $627,646 for the comparable period in 2010. The increase in operating expenses was attributable to the increase of $124,150 in depreciation, $118,317 in selling expenses, $31,090 in professional fees and $110,320 in other operating expenses, offset by reduction in bad debt expense of $30,130.

Comparison of Net Income for the Nine Months Ended September 30, 2011 and 2010

Net income was $5,614,575 for the nine months ended September 30, 2011, an increase of $4,103,234, or 271%, compared to $1,511,341 for the comparable period in 2010. Increase in net income resulted from increase of sales  and improved gross margin rate.

Liquidity and Capital Resources

We had cash and equivalents of $7,379,825 and $5,717,142 as of September 30, 2011 and December 31, 2010, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable has been an increasingly significant portion of our current assets, being $4,643,860 and $6,034,573, or 32% and 46%, of current assets, as of September 30, 2011 and December 31, 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to fail to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

The aging of our accounts receivable was as follows, as of September 30, 2011 and December 31, 2010:

	Total	Current	31-90 days	91-120 days	121-360 days	Over 361 days
2011	100.00%	43.63%	35.88%	16.44%	4.05%	0.00%
2010	100.00%	96.40%	3.03%	0.00%	0.00%	0.57%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation. Allowance for doubtful accounts was $102,227 and $97,640 as of September 30, 2011 and December 31, 2010, respectively.

Net cash provided by operating activities was $6,745,579 and $2,129,752 for the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash provided by operating activities in the nine months ended September 30, 2011 was mainly due to the $4,103,234 increase in net income.

Net cash used in investing activities were $5,710,468 and $1,861,706 for the nine months ended September 30, 2011 and 2010, respectively. The capital expenditures of $5,710,468 in the nine months ended September 30, 2011 was related to the Company’s natural gas and byproducts processing projects. The Company is to use natural gas as fuel in the production instead of coal tars currently used. The capital expenditure of $1,861,706 for the nine months ended September 30, 2010 was related to the construction of wet production line, which was completed in October 2010.

Net cash provided by financing activities was $198,561 and $2,252,494 for the nine months ended September 30, 2011 and 2010, respectively. The Company repaid short term loans of $1,357,888 and received proceeds from new short term loans of $1,357,888 in the nine months ended September 30, 2011. The Company received a deposit of $71,440 from investors and issued 151,910 restricted shares of common stock to investors for $121,528 in the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company issued 9,202,874 shares of common stock to the private investors and received gross proceeds of $3,038,903. Total commission paid in connection with this private placement was $804,500. During the first quarter of 2010, the Company loaned $2,615,993 to two of the Company’s significant shareholders. On June 23, 2010, the Company received repayment of $2,615,993 from aforementioned shareholders. The Company received $5,593 and $18,091 cash advances from a shareholder in the nine months ended September 30, 2011 and 2010, respectively.

Short term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2011	$-	$487,894
Interest at 13.25%, payable April 28, 2012	504,896	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	-	824,269
Interest at 13.25%, payable April 28, 2012	852,992	-
Total Short Term Debt	$1,357,888	$1,312,163

The short term debts are renewable based on the credit history of the Company. Interest expense is paid quarterly. There were no other terms or loan covenants relating to these short term loans. On March 21, 2011, the Company repaid $487,894 to Xigu Credit Union and $824,269 to Chengguan Credit Union. On April 29, 2011, the Company borrowed $504,896 from Xigu Credit Union and  $852,992  from Chengguan Credit Union.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.          Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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

Item 1A.       Risk Factors

N/A.

Item 2.          Unregistered Sale of Equity Securities and Use of Proceeds

On September 13, 2011, the Company sold and issued an aggregate of 151,910 restricted shares of common stock of the Company to two investors for a total subscription amount of $121,528 at $0.80 per share. On the same day, the Company issued to Cody Management 25,000 restricted shares of the Company’s common stock for the provision of certain investor relations services pursuant to the an Investor Relations Services Agreement between the Company and Cody Management dated September 13, 2011.

On September 13, 2011, the Company also entered into certain Investor Relations Services Agreements with each of Jeremy Akers, W.J. Reninger, and Frank Li for the provision of certain investor relations services. In consideration of such services, the Company granted Jeremy Akers, W.J. Reninger, and Frank Li options to purchase an aggregate of 400,000 shares of the Company’s common stock. The options are valid for three years and have an exercise price of $1.00 per share. The optionees shall have standard piggy-back registration rights.

On September 30, 2011, Xiaolong Zhou, the Company’s Chief Financial Officer, and Michael Segal, the Company’s director, was granted options to purchase 220,000 shares and 75,000 shares of common stock of the Company for their services to the Company from July 1, 2011 to December 31, 2011, respectively.

The options shall have an exercise price of $0.64 or the closing bid price on December 31, 2011, whichever is the higher and may be exercised cashlessly. The options are valid for a term of three years from January 1, 2012 to December 31, 2014.

Item 3.          Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.          (Removed and Reserved).

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

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date: November 14, 2011	By:	/s/ Guo Yun Yao
Guo Yun Yao
Chief Executive Officer, President, Secretary and Director
(principal executive officer)

Date: November 14, 2011	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (principal accounting and financial officer)