Form 10-K
period 2011-12-31
Asia Carbon Industries, Inc.
filed 2012-03-29
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 333-167090

Asia Carbon Industries, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2895795
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

11 E. 86th Street, Suite 19BNew York, New York 10028-0501	10005
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2011 was approximately $17,349,969(18,263,125shares of common stock held by non-affiliates) based upon the closing price of $0.95 per share of common stock as quoted by OTC Bulletin Board on June 30, 2012.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of March 26, 2012 is 52,134,830.

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

On November 10, 2008, we formed Jinzheng Liteweisi Carbon (Taiyuan) Co., Ltd. (“Liteweisi”) as our wholly-owned subsidiary and a "wholly foreign-owned enterprise" in the PRC.

The laws of the PRC place restrictions on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, on December 29, 2009, we, through Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yan and Chunde Meng (the “Hongxing Shareholders”).  Asia Carbon issued 36,239,394 restricted shares of its common stock to Karen Prudente, nominee and trustee for the Hongxing Shareholders, for Hongxing and the Hongxing Shareholders entering into the Entrusted Agreements. Karen Prudente’s role with respect to the restricted shares held by the Hongxing Shareholders is to manage the trust of the Hongxing Shareholders. These restricted shares issued to Karen Prudente were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering. As a result of the aforementioned transaction, the Hongxing Shareholders obtained control of the Company.

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

The following diagram sets forth the corporate structure of the Company as of December 31, 2011:

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

According to Company research, we are one of the top ten carbon black producers in Shanxi Province in China and have relationships with a high-profile customer base.  Revenue and net income have grown consistently since inception, and in 2011, we reported revenues of $49.1 million, a 65% increase over 2010, and $7.3 million in net income, a 123% increase compared to 2010.

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

Industry Overview

While growth in worldwide demand may slow down, it is anticipated that China’s domestic demand will continue to bolster a healthy rubber market.

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

It is our belief based on industry experience that the “dry” granulation method was traditionally used to produce carbon black. While this method is efficient, it has drawbacks. In its initial form, carbon black is a fluffy, black powder, which is difficult to handle and easily released into the atmosphere where it can be breathed in by workers.  Without proper ventilation and worker protection, this can be a health hazard.  Carbon black dust can also get into small, even closed spaces, such as electrical boxes, making it difficult to keep the work area clean.

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

Over time, efforts to improve the overall manufacturing process resulted in the development of a “wet” granulation production method.  This wet process virtually eliminates the carbon dust and provides additional benefits.  Wet manufacturing lowers the cost of producing carbon black, leaves a smaller environmental footprint, and yields a final product that is denser and more durable. As a result, longer lasting end products are produced. The Company is converting one of its existing lines from dry granulation to the wet production method.

Carbon Black Industry in China

According to China’s Carbon Black Association, the only national organization in the carbon black industry in China whose mandate is to assist the government to supervise the industry, conduct industry research and statistics, and to publish such research findings, and whose data are widely used and regarded as authoritative,  of which Hongxing is a member, indicated that in 2007, the aggregate net revenue for its 39 members was $485 million, a 55.87% increase as compared to 2006.  Sales volume for 2007 was 1.78 million tons, an increase of 31.17% compared to 2006.  As a whole, China’s carbon black production capacity continues to grow; in 2008, the total output of carbon black in China reached 2.43 million tons, a 5.65% increase of 2.3 million tons from the total output in 2007. In 2009, the total output of carbon black reached 2.83 million tons. The total output of carbon black in 2010 was approximately 3.25 million tons and approximately 3.85 million tons in 2011.

There are several factors affecting China’s carbon black market.  The following is an overview of the key issues.

The total output of carbon black is in surplus, but the availability of high-quality and wet-granulation carbon black varieties for radial tire production is still insufficient to meet demand.  As this continues to improve, and the quality, price and performance of China’s products can satisfy the requirements in the international market, China’s exports will continue to rise. In China, tire manufacturing accounts for more than 80% of total carbon black consumption.  According to the China Association of Automobile Manufacturers, a self-regulatory and non-profit organization for auto manufacturers, spare part manufacturers and related industries approved by the Ministry of Civil Affairs of China, auto sales were 18.50 million, 18.00 million and 13.64 million in 2011, 2010 and 2009, respectively, making China the largest auto market in the world.  In the next few years, it is also expected that more and more global tire manufacturers will shift their production base to China. Overseas and domestic market demands will stimulate tire industry growth, which, in turn, increases the demand within the carbon black industry.

To accelerate the industrial restructuring, and prevent redundant low-level construction and environmental pollution, the PRC strengthened its regulation over the carbon black industry in June 2002, issuing "The Directory of the Elimination of Outdated Production Capacity, Processes and Products." According to the Directory, any dry granulation device with annual production capacity of less than or equal to 10,000 tons of carbon black was to be eliminated. This decree resulted in more than 70 small-scale carbon black manufacturing companies withdrawing from the market due to outdated technology. As the market of carbon black intensifies, small-scale and poor performing enterprises will be eliminated. The China market favors large enterprises with great production capacity and modern technology.

It is management’s belief based on industry experience that China’s Eleventh Five-year Plan (2006-2010) with respect to the carbon black industry targets the development and production of high-quality and high-grade varieties for radial tires, especially for "green" high performance tires and tires with low rolling-resistance. As demand for conventional carbon black varieties for basic tires and other downstream sectors decreases, the Five-Year Plan encourages the carbon black sector to make greater effort in technical innovation and product development to satisfy the demand in the tire market.

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

Properties of Carbon Black

The main three properties of carbon black are:

Particle Size

The diameter of spherical particles is the fundamental property which largely affects blackness and dispersibility when carbon black is mixed with resins or other vehicles. In general, the smaller the particle size is, the higher the blackness of carbon black becomes. Dispersion, however, becomes difficult due to an increase in coagulation force.

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

The characteristics of carbon black vary depending on manufacturing process, and therefore carbon black is classified by manufacturing process. Carbon black produced with the furnace or “dry” process, which was traditionally used, is called “furnace black,” distinguishing it from carbon black, which is manufactured with other processes.

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

While this is efficient, a significant amount of carbon dust is generated. It is this dust which causes health and environmental concerns.  The “wet” granulation lines that Hongxing completed on October 26, 2010, provide a number of significant benefits, including gas comprehensive utilization, lowering black carbon production cost, reducing environmental pollution, increasing black carbon product quality, and increased varieties of black carbon.  The new wet line has an annual capacity of 25,000 tons of carbon black.

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

At the end of 2011, the market price of dry N220 hard carbon black was $1,008 per ton, of wet N220 hard carbon black was $1,090 per ton, of N330 hard carbon black was $952 per ton, and of N660 soft carbon black was $934 per ton. At the end of 2010, the market price of dry N220 hard carbon black was $1,036 per ton, of wet N220 hard carbon black was $1,139 per ton, of N330 hard carbon black was $984 per ton, and of N660 soft carbon black was $984 per ton. In terms of profitability, wet N220 is the most profitable product (the cost of producing wet N220 is the lowest among the three products). Producing a ton of wet N220 carbon black requires roughly 1.7 tons -1.8 tons of coal tar, and the profit margin is about 30%; producing a ton of wet N660 soft carbon black requires roughly 1.7 – 1.8 tons of coal tar, and the profit margin is about 18%; while producing a ton of N220 or N330 hard carbon black requires about 1.9 tons of coal tar, and the profit margin is only 6% -11%.

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

Raw Materials and Equipment

The principal raw material used in our manufacture of carbon black is the residual heavy oils derived from distillation of coal tars.  Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, and related transportation costs.

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

We have entered into long term contracts with a number of suppliers. Such long term contracts in our industry are typically for one year terms due to the fluctuating prices of raw materials. We believe these contracts help us maintain regular production capacity even when supply experiences a shortage. During the year, the contracts guarantee the supply of specified amount of raw materials from the supplier, but the exact purchase price is determined by market conditions at the time purchase occurs. We keep good relationships with our suppliers, and we believe they grant us priority in purchase of raw materials at a competitive price.  Because the price of raw materials fluctuates in accordance with supply and demand, the price of our end products will reflect the price fluctuation of the raw materials.

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

Suppliers

For the last three fiscal years, Hongxing’s top 8 suppliers were as follows:

Name	Percentage of Purchases (%) 2009	Percentage of Purchases (%) 2010	Percentage of Purchases (%) 2011
Taiyuan Coal GasificationCo.,Ltd	19	16	13
Taiyuan Gengyang Industries Co.,Ltd	19	17	13
Taiyuan Dongsheng Coking & Gas Co.,Ltd	19	17	13
Shanxi Changyuan Coking Co.,Ltd	18	15	12
Shanxi Yinyan Energy Development Co.,Ltd	17	14	12
Xiaoyi Jinhui Cold & Coking Co.,Ltd	8	14	11
Shanxi Tianxing Coal Gasification Co.,Ltd	-	4	13
Shanxi Donghui Coal Chemical Co.,Ltd	-	3	13
Total Purchases	100	100	100

Customers

The following table illustrates the percentage of sales to each of our major customer in the last three fiscal years.

	Company Name	Percentage of 2009	Percentage of 2010	Percentage of 2011
1	Xuzhou Xulun Rubber Co., Ltd.	31%	30%	30%

2	Shifeng Juxing Tire Co., Ltd.	22%	20%	22%

3	Shandong Luhe Group Co., Ltd.	21%	16%	10%

4	Company D	8%	6%	3%

5	Company E	6%	5%	3%

6	Company F	7%	6%	3%

7	Company G	-	4%	9%

8	Company H	5%	6%	3%

9	Company I	-	4%	13%

10	Company J	-	3%	4%

	Total Sales	100%	100%	100%

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

Currently our production falls short of market demand. In spite of this, we seek to expand our business presence and distribution channels in China. We have established an office in Qingdao, Shandong province, with plans to expand our business into areas where major tire manufacturers are located.

We plan to promote our products and increase our brand awareness through our relationships with several trade companies in Qingdao, Shangdong Province, where enterprises situated within the area enjoy the preferential policies such as tax rebates for exports and tax-free trading within the bonded area. Meanwhile, we will continue to cultivate good relations with additional rubber and plastic companies.

Growth Strategy

We have a multi-prong growth strategy, with the objective of establishing the Company as a leading manufacturer and marketer in China’s growing carbon black sector, with a particular emphasis in the tire and automotive industries.

To execute this strategy, we intend to implement the following plan:

Complete conversion of existing production facilities.  The primary component of this strategy is the addition of wet processing capabilities, which will provide the Company and its customers with several benefits, as discussed below.  The capacity of the first completed wet line is approximately 25,000 tons per year.

Low-carbon and clean production. To pave the way to low-carbon and clean production, we seek to use natural gas to enhance its production process for energy conservation and emission reduction. Once completed, both dry and wet production line could use natural gas to operate, which will increase the quality of our products. Secondly, we are planning to build a power plant to recycle the tail gas produced in the manufacturing process to generate electricity needed in the production.

Development of superior end product. Wet carbon black products are more stable than dry carbon black products in quality and performance.  In the next five years, we believe our clients will require their carbon black to be denser and of higher quality to satisfy these three properties: lower rolling resistance, higher wet skid resistance, and stronger wear resistance. This denser, higher quality carbon black can only be produced through wet processing means.

Improved Margins.  The wet granulation method will improve the gross profit margin also.  While the raw materials expense is the same, the wet process will consume less raw materials and yield higher quality end product, enabling the Company to charge a premium for wet process carbon black.

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

Expansion of production capacity.  We will continue to expand our current production capacity in the future.  We intend to add new wet granulation production lines. We have the option of building a new wet line with 40,000 tons of capacity per year, or acquiring a target company with wet production capacity. We will continue to evaluate alternatives to add production capacity to our carbon black operation by analyzing the cost benefits of acquisition versus build out.

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

Quality Control

Carbon black dust spreads easily in the air through virtually any air current or movement.  Additionally, because carbon black is a pigment, it can stain exposed surfaces. We remain concerned with the effects of our operations on our employees and the environment, and to that end, management has instituted specific procedures that minimize the production of dust and optimize working conditions. These specific procedures entail strengthening the Company’s previous measures and standards, including upgrading the granulator, installing the dust-absorption to equipment by section and classification, and upgrading previously manual operations to a numerically controlled automatic packing system.

It is management’s belief based on industry experience that generally, there are no negative clinical health effects to the manufacture of carbon black.  However, our facilities are subject to regular inspection to ensure they comply with health, safety and environmental regulations.  This includes regular maintenance of equipment, training of employees with regard to handling of carbon black, and regular review of emergency response to conditions associated with the use of carbon black.

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

We were awarded the “Orange Company Prize” by Shanxi Environment Protection Administration in 2008. The Orange Company Prize is awarded by the provincial environmental government to indicate our environment protection standards meet the required standards. The Bureau of Environmental Protection of Taiyuan classifies the local companies into five categories by different environment protection level being achieved. Among them, the red and blue awards are the top two levels, while red and black levels mean that the company has failed to meet environmental protection standards. The Orange award means the Company met all the required standards.

Competition

 The world's top three transnational corporations, Cabot Corporation, Degussa AG, and Columbian Chemicals Company, account for approximately half of the world's overall capacity of carbon black.  Each of these firms has production facilities in China, where production is also concentrated.

The projected total output of carbon black in China for 2011 was 3.85 million tons, while the top 15 manufacturers accounted for 70% of total sales.  In 2010, the total output of carbon black was 3.41 million tons, while the top 15 manufacturing enterprises reached 2.22 million tons, accounting for 65% of total output. The following table illustrates the top 15 carbon black manufacturers in China In tons of production:

No.	Company Name	Location	2009	2010	2011
1	Jiangxi Black Cat	Jiangxi	328,228	453,208	581,000
2	Cabot Chemical	Tianjin	320,000	320,000	332,000
3	Longxing Chemical Group	Hebei	182,779	222,988	249,000
4	Suzhou Baohua Carbon Black	Jiangsu	147,637	162,478	132,800
5	Huadong Rubber Material	Shandong	136,190	170,998	249,000
6	Zhongxiang Chemical Industry	Anhui	128,911	138,433	174,300
7	Shijiazhuang Xinxing	Heb	94,883	100,250	132,800
8	Dashiqiao liaoBin	Liaoning	84,021	95,065	166,000
9	Hebei Daguangming Industry Group	Hebei	79,865	92,232	116,200
10	Shanxi Shuidong	Shanxi	67,913	76,865	103,750
11	Qingdao Yingchuang Chemical	Shndong	67,000	67,000	-
12	Qingzhou Bo’ao	Shandong	63,762	120,234	83,000
13	Shandong Beisite Chemical	Shandong	61,231	60,098	-
14	Hangzhou Fuchuanjiang	Zhejiang	57,723	84,968	66,400
15	Maoming Huanxing	Guangdong	49,286	56,409	-
16	Yunan Qujingzhongyi	Yunnan	-	-	99,600
17	Shandong Naisite	Shandong	-	-	107,900
18	Shandong Aolong Carbonblack	Shandong	-	-	83,000
19	Other		961,841	1,187,056	1,173,250
	Total		2,831,270	3,408,282	3,850,000

Source: China’s Carbon Black Association

Since new participants undergo a long period of production before they are capable of satisfying large quantity orders, management believes our primary competition lies in current market participants.  Currently carbon black manufactures are expanding their facilities through the use of new technologies and acquisition, new participants will find it very difficult to gain market share. The entry requirements for entering the industry have become tougher.

One of the largest barriers to entry is developing solid long-term clients. We believe we already have long-term relationships with several of our important customers, like Xuzhou Xulun Rubber Co., Ltd, Shifeng Juxing Tire Co., Ltd and Shandong Luhe Group Co., Ltd.

Intellectual Property

Our trademark “Great Double Star” was registered with the State Administration for Industry and Commerce, Trademark Office, and is valid from February 14, 2008 to February 13, 2018. It is registered for use with Commodity (Type 1), namely industrial carbon black, chemical rubber enhancer, industrial chemicals, activated carbon, accelerants, fixative, gas purifying agent, rubber preservatives, and chemicals for industrial usage.

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

Regarding the cost of compliance, our annual investment in environmental protection equipment totals 7.9 million RMB ($1.26 million). That includes 5.4 million RMB ($0.86 million) on bag-filtering deduster, 1.6 million RMB ($0.25 million) on wastewater treatment equipment, and 900,000 RMB ($140,000) for the change of filtering bag and related materials.

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

Employees

As of March 21, 2012, Hongxing had 221 full time employees, of which five are in senior management, two are administrators, two are in human resources, three are in supplies, six are in sales and transportation, four are in finance, four are in the technology department, three are in the safety and environmental protection department, six are in logistics, twelve are in the testing center, five in storage and 159 employees in the production of carbon black.

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

Executive Offices

Our executive office in China for Hongxing is located at Qingxu County, Taiyuan, Shanxi Province, Tel: 86-351-5966868, and Fax: 86-351-5966308.  Our company website address is: www.asiacarbonindustries.com.

Risk of Loss and Product Liability Insurance

The Company doesn’t have any product liability insurance for its products.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

 Not applicable.

Item 2.	Properties

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Shanxi Hongxing’s land use rights.

Land Use Rights through Grants from Land Management Authority

User of the Land	Hongxing
Location	Xigu Villiage South, Qingxu County, Taiyuan, Shanxi Province
Usage	For Industrial usage
Area (㎡)	39,000 m2
Form of Acquisition	Lease
Expiration Date	2054
Encumbrances	No

As of December 31, 2011, we occupied buildings as set forth below:

Owned Premises

	1	2	3	4
Owner	Hongxing	Hongxing	Hongxing	Hongxing
Location	Xigu village South,Qingxu County	Xigu village South,Qingxu County	Xigu village South,Qingxu County	Xigu village South,Qingxu County
Category	Office building	Manufacturing office	Warehouse	Factory plant
Area (㎡)	1358	1040	3447	2089
Usage of Design	Management center	Manufacturing Management	Storage	Manufacturing
Structure	Frame structure	Brick and concrete structure	Steel frame	Brick and concrete structure
Encumbrances	No	No	No	No

Leased Premises

As of December 31, 2011, we had the following leases over two pieces of land used for production line construction:

No.	Lessor	Location	Term	Rent per Year(RMB)
1	Xigu Village,Qingxu County	Xigu Village,Qingxu County	2003.07-2053.07	10,000
2	Xigu Village,Qingxu County	Xigu Village,Qingxu County	2006.07-2056.06	10,000

(1)	49 mu (8.07 acre) parcel of land. The lease terms are for a yearly payment of RMB 10,000 ($1,589) through July, 2053.
(2)	Second 49 mu (8.07 acre) parcel of land. The lease terms were for a yearly payment of RMB 10,000 ($1,589) through June, 2056.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.	Mine Safety disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Since December 2, 2010, our common stock has been quotes on the OTC Bulletin Board under the symbol ACRB. Prior to December 2, 2010, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2010
4th Quarter	$1.20	$1.01

Year ended December 31, 2011
1st Quarter	$1.02	$1.01
2nd Quarter	$1.02	$0.66
3rd Quarter	$0.95	$0.51
4th Quarter	$0.74	$0.42

The last reported sales price of our common stock on the OTC Bulletin Board on December 31, 2011 was $0.64.

The Securities and Exchange Commission has rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Holders

On March 21, 2012, the last reported sales price was $0.45. According to the records of our transfer agent, as of March 21, 2012, there were approximately 48 holders of record of our common stock.

Dividends

The payment of dividends, if any, is at the discretion of the Board of Directors (“BOD”) and is contingent on the Company's revenues and earnings, capital requirements, financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

On September 13, 2011, our BOD authorized the creation of the 2011 Incentive Stock Plan of Asia Carbon Industries, Inc. (the “Plan”). Under the Plan, we are authorized to issue 5,000,000 shares of our Common Stock to directors, executives and selected employees and consultants. Such shares are registered by us on a Form S-8.

On September 30, 2011, we granted options to purchase 220,000 shares and 75,000 shares of Common Stock to our Chief Financial Officer, Xiaolong Zhou and our director, Michael Segal, respectively, for their services to us from July 1, 2011 to December 31, 2011 under the Plan. The options have an exercise price of $0.64 per share and may be exercised cashlessly. The options are valid for a term of three years from January 1, 2012 to December 31, 2014.

On March 15, 2011, the BOD approved a resolution to issue 1,000,000 shares of common stock of the Company to ten senior managers or key employees as part of compensation for 2012 pursuant to the 2011 Stock Incentive Plan.  The cost is estimated at $450,000 per market closing price of $0.45 at March 15, 2012. The Company will expense this compensation cost evenly in 2012.

The following table provides information as of December 31, 2011 our outstanding equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities (post-split) to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders	295,000	$$0.64	4,705,000
Total	295,000	$$0.64	4,705,000

Recent Sales of Unregistered Securities

On September 13, 2011, the Company sold 151,910 restricted shares of common stock of the Company to two investors for $121,528 at $0.80 per share. On the same day, the Company issued to Cody Management 25,000 restricted shares of the Company’s common stock for the provision of certain investor relations services pursuant to the an Investor Relations Services Agreement between the Company and Cody Management dated September 13, 2011.

On September 13, 2011, the Company also entered into certain Investor Relations Services Agreements with each of Jeremy Akers, W.J. Reninger, and Frank Li for the provision of certain investor relations services. In consideration of such services, the Company granted Jeremy Akers, W.J. Reninger, and Frank Li options to purchase 400,000 shares of the Company’s common stock. The options are valid for three years and have an exercise price of $1.00 per share. The optionees shall have standard piggy-back registration rights.

On September 30, 2011, Xiaolong Zhou, the Company’s Chief Financial Officer, and Michael Segal, the Company’s director, were granted options to purchase 220,000 shares and 75,000 shares of common stock of the Company for their services to the Company from July 1, 2011 to December 31, 2011, respectively. The options have an exercise price of $0.64 and may be exercised cashlessly. The options are valid for a term of three years from January 1, 2012 to December 31, 2014.

On December 23, 2011, the BOD approved the sales of 193,593 shares of common stock of the Company to three investors for $133,780.

On March 15, 2012, the BOD approved the issuance of 156,250 shares of common stock of the Company to an investor for $100,000.

On March 16, 2012, the BOD approved the issuance of 1,000,000 shares of common stock to ten employees for their services to the Company under the 2011 Incentive Stock Plan of the Company.

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

On December 29, 2009, Asia Carbon had, through its wholly owned subsidiary, Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and its shareholders, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

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

Asia Carbon, through its operating company in the People’s Republic of China (“PRC”), manufactures three carbon black products, N220, N330 and N660, under the brand name “Great Double Star” and other by-products. Most of the Company’s products are used by the domestic tire industry.

Results of Operations

Years Ended December 31, 2011 and 2010

Comparison of Sales for the Years Ended December 31, 2011 and 2010

	2011		2010
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$31,773,444	30,668	$12,734,936	13,237
N330	7,883,618	8,492	8,036,134	9,455
N660	7,728,838	8,493	8,046,766	9,464
Naphthalene oil	1,736,144	2,030	869,040	1,049
Total Sales	$49,122,044	49,683	$29,686,876	33,205

Sales for 2011 totaled $49,122,044, an increase of $19,435,168 or 65%, compared to $29,686,876 for 2010.  We sold 49,683 metric tons of carbon black and naphthalene oil, an increase of 16,478 metric tons, or 50%, compared to 33,205 metric tons in 2010. Increase in sales quantities accounted for approximately 86% of increase in sales in 2011, which was attributable mainly to our new wet production line starting production on October 26, 2010. The remaining 14% increase in sales was attributable to the increase of unit sales price which was a result of the recovery of financial crisis worldwide and recovery of the demand for our products.  The average sales price of our products was $989 per metric ton during 2011, an increase of $95 per ton, or 11%, from $894 per ton during 2010.

The Company’s total carbon black production capacity was 61,000 and 35,000 tons per annum as of December 31, 2011 and 2010, respectively. The production/total capacity utilization rate was 78% and 92% during 2011 and 2010, respectively.

Comparison of Cost of Sales for 2011 and 2010

Cost of sales was $37,820,109 for 2011, an increase of $13,830,158, or 58% compared to $23,989,951 in 2010. It was mainly attributable to increase in sales. The principal raw material used in our manufacture is residual heavy oils from distillation of coal tars. Production used 86,814 metric tons of coal tar oil in 2011, an increase of 26,685 tons, or 44%, compared to 60,129 tons in 2010. The increase in consumption of coal tars oil accounted for 81% of the increase in cost of sales. 11% increase in cost of sales resulted from increased coal tar oil price in 2011.  The average price of coal tars was $400 per ton during 2011, an increase of $33 per ton, or 9%, from $367 per ton during 2010. The remaining 8% increase in cost of sales was due to other miscellaneous costs.

Comparison of Gross Profit Rate for 2011 and 2010

Gross profit was $11,301,935 in 2011, an increase of $5,605,010, or 98%, compared to $5,696,925 in 2010. The gross profit rate was 23% for 2011, an increase of 4 percentage points, compared to 19% for 2010. The increase in gross profit rate in 2011 was attributable mainly to commencement of production on our new wet production line and increase in sales price.

Comparison of Operating Expenses for 2011 and 2010

Operating expenses included depreciation, allowance for bad debts, selling, professional and consulting fees and other general and administrative expenses. Operating expenses were $1,207,966 in 2011, an increase of $214,723, or 22% compared to $993,243 in 2010. The increase in operating expenses was attributable to the increase of $14,469 in depreciation, $132,923 in selling expenses, $50,712 in professional and consulting fees and $91,671 in other operating expenses, offset by reduction in bad debt expense of $75,052. Among the professional fees, non-cash expenses totaled $153,665: common stock issued for investor relation services was valued at $17,750; options issued for investor relation services were valued at $77,800; options issued to chief financial officer and director were valued at $58,115.

Comparison of Net Income for 2011 and 2010

Net income was $7,311,281 in 2011, an increase of $4,037,424, or 123%, compared to $3,273,857 in 2010. Net income per share was $0.14 in 2011, and increase of $0.07, or 100%, compared to $0.07 in 2010. Increase in net income resulted from our new production capacity and improved gross margin rate.

Liquidity and Capital Resources

We had cash and equivalents of $8,092,411 and $5,717,142 as of December 31, 2011 and 2010, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable has been a significant portion of our current assets, being $4,404,319 and $6,034,573, or 28% and 46%, of current assets, as of December 31, 2011 and 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to fail to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Our accounts receivable aging was as follows, as of December 31, 2011 and 2010:

	Total	Current	31-90 days	91-120 days	121-360 days	Over 361 days
2011	100.00%	90.50%	8.69%	0.00%	0.00%	0.81%
2010	100.00%	88.00%	11.40%	0.00%	0.00%	0.60%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operations. Allowance for doubtful accounts was $84,935 and $97,640 as of December 31, 2011 and 2010, respectively.

Net cash provided by operating activities was $8,626,803 and $3,434,013 in 2011 and 2010, respectively. The increase in net cash provided by operating activities in 2011 was mainly due to the $4,037,424 increase in net income.

Net cash used in investing activities were $6,663,431 and $2,432,713 in 2011 and 2010, respectively. The capital expenditures of $6,663,431 in 2011 was related to the Company’s natural gas and byproducts processing projects. The Company is planning to use natural gas as fuel in the production instead of coal tars currently used. The capital expenditures of $2,432,713 for 2010 was related to the wet production line.

Net cash provided by financing activities was $310,886 and $2,254,258 in 2011 and 2010, respectively. The Company repaid short term loans of $1,376,074 and received proceeds from new short term loans of $1,376,074 in 2011. During 2011, the Company received a deposit of $49,985 from investors and issued 345,503 restricted shares of common stock to investors for $255,308. During 2010, the Company issued 9,202,874 shares of common stock to private investors and received gross proceeds of $3,038,903. Total commission paid in connection with this private placement was $804,500. During the first quarter of 2010, the Company loaned $2,615,993 to two of the Company’s significant shareholders. On June 23, 2010, the Company received repayment of $2,615,993 from aforementioned shareholders. The Company received $5,593 and $19,855 cash advance from a shareholder in 2011 and 2010, respectively.

Short term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2011	$-	$487,894
Interest at 13.25%, payable April 28, 2012	511,658	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	-	824,269
Interest at 13.25%, payable April 28, 2012	864,416	-
Total Short Term Debt	$1,376,074	$1,312,163

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On March 21, 2011, the Company repaid the $487,894 loan to Xigu Credit Union and the $824,269 loan to Chengguan Credit Union. On April 29, 2011, the Company borrowed $511,658 from Xigu Credit Union and $864,416 from Chengguan Credit Union.

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

We believe our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business in the future, and it is possible that we may require additional funding for that purpose. We cannot be sure that funding will be available when we require funding.

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

General

The Company’s Consolidated Financial Statements are prepared in accordance with US GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the BOD. Management believes the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue from the sales of products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is presented net of value added tax (“VAT”), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but usually does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  Freight-in costs are included in cost of sales.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and equivalents, accounts receivable, prepaid expenses, short term debt, accounts payable and accrued liabilities, various taxes payable and amounts due to shareholder.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity or by comparison to other instruments with similar terms.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to ASC 830, “Foreign Currency Matters.” The functional currency of Hongxing and Liteweisi is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar (“US dollar”). The financial statements of Hongxing and Liteweisi are translated to US dollars using year-end exchange rates for assets and liabilities, historical rates for equities, and average exchange rates for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Asia Carbon Industries, Inc.

We have audited the accompanying consolidated balance sheets of Asia Carbon Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Carbon Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with the U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin, LLP
Encino, California
March 27, 2012

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and equivalents	$8,092,411	$5,717,142
Accounts receivable, net	4,404,319	6,034,573
Inventories	3,146,756	1,476,061
Prepaid expenses	11,138	6,061
Total Current Assets	15,654,624	13,233,837

Property, Plant and Equipment, Net	18,431,407	11,031,788

Other Assets:
Idle assets, net	-	959,967
Land use rights, net	217,145	211,770
Total Other Assets	217,145	1,171,737

TOTAL ASSETS	$34,303,176	$25,437,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,376,074	$1,312,163
Accounts payable	4,009,531	3,913,207
Accrued liabilities	153,735	163,518
Taxes payable	694,219	896,351
Investor deposit payable	49,985	-
Due to shareholder	26,415	19,855
Total Current Liabilities	6,309,959	6,305,094

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 50,978,580 and 50,608,077 issued and outstanding at December 31, 2011 and 2010, respectively	50,979	50,608
Additional paid-in capital	5,942,339	5,533,737
Statutory reserves	2,025,737	1,224,559
Retained earnings	17,138,113	10,628,010
Accumulated other comprehensive income	2,836,049	1,695,354
Total Stockholders' Equity	27,993,217	19,132,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,303,176	$25,437,362

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

	2011	2010

Net Sales	$49,122,044	$29,686,876
Cost of Sales	37,820,109	23,989,951
Gross Profit	11,301,935	5,696,925

Operating Expenses:
Depreciation	235,765	221,296
Bad debts	(17,000)	58,052
Selling	305,245	172,322
Professional fees	313,000	380,088
Consulting fees	117,800	-
Other	253,156	161,485
Total	1,207,966	993,243
Income From Operations	10,093,969	4,703,682
Other Income and (Expense)
Interest income	35,609	9,805
Interest expense	(156,580)	(137,921)
Total Other Income and (Expense)	(120,971)	(128,116)
Income Before Provision for Income Tax	9,972,998	4,575,566
Provision for Income Tax	2,661,717	1,301,709
Net Income	7,311,281	3,273,857

Other Comprehensive Income - foreign currency translation	1,140,695	598,353
Comprehensive Income	$8,451,976	$3,872,210

Earnings Per Share - Basic	$0.14	$0.07
Weighted Average Shares Outstanding - Basic	50,666,166	48,512,458
Earnings Per Share - Diluted	$0.14	$0.07
Weighted Average Shares Outstanding - Diluted	50,666,166	48,512,458

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Stock to be	Additional Paid-In	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Reserves	Earnings	Income	Total
Balance - December 31, 2009	-	$-	36,239,494	$36,239	$50,000	$3,229,086	$834,046	$7,744,666	$1,097,001	$12,991,038
Private placement shares issued	-	-	9,202,874	9,203	-	3,029,700	-	-	-	3,038,903
Commission for private placement	-	-	-	-	-	(804,500)	-	-	-	(804,500)
Common stock issued	-	-	5,060,809	5,061	(50,000)	44,939	-	-	-	-
Common stock issued for services	-	-	104,900	105	-	34,512	-	-	-	34,617
Allocation of statutory reserves	-	-	-	-	-	-	390,513	(390,513)	-	-
Net income for year	-	-	-	-	-	-	-	3,273,857	-	3,273,857
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	598,353	598,353
Balance - December 31, 2010	-	-	50,608,077	50,608	-	5,533,737	1,224,559	10,628,010	1,695,354	19,132,268
Private placement shares issued	-	-	345,503	346		254,962	-	-	-	255,308
Common stock issued for services	-	-	25,000	25	-	17,725	-	-	-	17,750
Options issued for services	-	-	-	-	-	135,915	-	-	-	135,915
Allocation of statutory reserves	-	-	-	-	-	-	801,178	(801,178)	-	-
Net income for year	-	-	-	-	-	-	-	7,311,281	-	7,311,281
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,140,695	1,140,695
Balance - December 31, 2011	-	$-	50,978,580	$50,979	$-	$5,942,339	$2,025,737	$17,138,113	$2,836,049	$27,993,217

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2011	2010
Cash Flows from Operating Activities:
Net Income	$7,311,281	$3,273,857
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for allowances, returns and doubtful accounts	(17,000)	58,052
Depreciation	1,322,452	749,374
Amortization of land use rights	4,809	14,934
Common stock issued for services	17,750	34,617
Options issued for services	135,915	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,642,959	(3,165,044)
Increase in inventories	(1,670,695)	(203,934)
(Increase) decrease in prepaid expenses	(5,077)	24,799
Increase in accounts payable	96,324	2,118,831
(Decrease) increase in accrued expenses	(9,783)	53,333
(Decrease) increase in taxes payable	(202,132)	475,194
Net Cash Provided by Operating Activities	8,626,803	3,434,013

Cash Flows from Investing Activities:
Capital expenditures	(6,663,431)	(2,432,713)
Net Cash Used in Investing Activities	(6,663,431)	(2,432,713)

Cash Flows from Financing Activities
Proceeds from short term debt	1,376,074	-
Repayment of short term debt	(1,376,074)	-
Cash advance from shareholder	5,593	19,855
Repayment of shareholder loans	-	(2,615,993)
Collection of shareholder loans	-	2,615,993
Proceeds from investor deposit payable	49,985	-
Proceeds from private placements	255,308	3,038,903
Commission paid for private placement	-	(804,500)
Net Cash Provided by Financing Activities	310,886	2,254,258

Effect of Exchange Rate Changes on Cash	101,011	288,943
Net Increase in Cash and Equivalents	2,375,269	3,544,501
Cash and Equivalents - Beginning of Year	5,717,142	2,172,641

Cash and Equivalents - End of Year	$8,092,411	$5,717,142

Supplemental Cash Flow Information:
Interest Paid	$155,266	$138,272
Income taxes	$2,749,075	$941,879

Supplemental Schedule of Non-Cash Investing Activities:
Obligation payable to seller of assets acquired	$53,023	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

On December 29, 2009, Asia Carbon, through Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements was to cede control of management and economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

The Entrusted Agreements gave Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) 810-10. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

Asia Carbon, through Hongxing, manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star” and other by-products. Most of the Company’s products are used by the China’s tire industry.

Base of Presentation

The accompanying consolidated financial statements were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Asia Carbon and its subsidiaries. All significant inter-company transactions were eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and equivalents, accounts receivable, prepaid expenses, short term debt, accounts payable and accrued liabilities, various taxes payable and amounts due to shareholder.  The fair value of these financial instruments approximates their carrying amounts in the balance sheets due to their short term maturity or by comparison to other instruments with similar terms.

Foreign Currency Translation

The functional currency of Hongxing and Litweisi is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar (“US dollar”).

The assets and liabilities of Hongxing and Litweisi are translated into US dollars at period-end exchange rates.  The revenues and expenses are translated into US dollars at average exchange rates of the years.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	2011	2010
RMB/US$ exchange rate at year end	0.15890	0.15152
Average RMB/US$ exchange rate for the year	0.15470	0.14774

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

Long Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with ASC 360-10-15 “Impairment or Disposal of Long-Lived Assets” which requires the Company to evaluate a long-lived asset for recoverability when there are events or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Revenue Recognition

We recognize revenue from sales of products. Sales are recognized when these four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (“VAT”), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  Credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  Freight in costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. There were no material advertising costs for 2011 or 2010.

Research and Development

In accordance with the ASC subtopic 730-10, “Research and Development”, the Company expenses all research and development costs as incurred. There were no material research and development cost for 2011 or 2010.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this ASU will have an impact on our consolidated financial statements.

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Accounts receivable	$4,489,254	$6,132,213
Allowance for doubtful accounts	(84,935)	(97,640)
Accounts receivable, net	$4,404,319	$6,034,573

NOTE 4 - INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$1,172,747	$1,138,027
Packing and other materials	43,762	49,051
Finished products	1,930,247	288,983
	$3,146,756	$1,476,061

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment was summarized as follows December 31, 2011 and 2010:

	Estimated
	Useful Lives	2011	2010
Plant	20	$5,784,796	$3,705,864
Machinary and equipment	10	16,750,387	9,784,462
Transportation equipment	5	116,569	111,155
Other machinary and equipment	5	57,980	55,287
		22,709,732	13,656,768
Less: Accumulated Depreciation		4,278,325	2,624,980
		$18,431,407	$11,031,788

Depreciation of property, plant and equipment, including the portion charged to cost of sales, was $1,322,452 and $593,371 for the 2011 and 2010, respectively. Depreciation included in cost of sales was $1,086,687 and $528,078 for the 2011 and 2010, respectively.

NOTE 6 – IDLE ASSETS

To build a new wet method production line, the Company retired its fourth dry method production line, built in 2007, in July 2008. Most of the equipment and parts were in good condition and suitable to be used in the new wet method production line. The remaining net book value of the fourth dry method production line was RMB14,735,993 ($2,160,297, translated at 2008 exchange rate). In July 2008, the Company decided to stop depreciation of these assets until completion of the new production line.

On October 26, 2010, the Company completed the construction of the new wet production line. Approximately 50% of the equipment and parts of the fourth dry production line were used in the Company’s new wet method production line. The remaining equipment and parts with net book value of RMB7,391,507 ($1,119,961, translated at 2010 exchange rate) became idle assets. The Company planned to use the remainder of the equipment and parts as replacement parts for the Company’s other three dry production lines, or to sell them in the used market place.  The estimated remaining useful lives for the idle assets were seven years. The Company’s policy was to depreciate the idle assets during their estimated remaining useful lives until they were reused or sold.

Depreciation of idle assets, included in the depreciation expense, was $167,787 and $156,006 for 2011 and 2010, respectively.

As of December 31, 2011, all idle assets were used in the construction of self-built natural gas and by-products processing projects. The projects were completed in December 2011. The remaining net book value of idle assets $838,936 (RMB5,279,645) was transferred and included in the cost of machinery and equipment at December 31, 2011.

NOTE 7 – LAND USE RIGHTS

On December 29, 2005, the Company lent RMB554,130 ($88,051) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to pay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for this 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,589) through July, 2053. The Company has no obligation to pay this lease due to the default of Village loan. The balance of Village loan receivable was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of land use rights lease.

On October 31, 2007, the Company lent an additional RMB1,000,000 ($158,900) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement,  if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,589) through June 2056. The Company has no obligation to pay this lease due to the default of Village loan. The balance of Village loan receivable was capitalized as land use rights and amortized over the remaining life of land use rights lease started on November 1, 2010.

As of December 31, 2011 and 2010, land use rights were as follows:

	2011	2010
Land use rights	$246,951	$235,482
Less: accumulated amortization	(29,806)	(23,712)
Land use rights, net	$217,145	$211,770

Amortization of land use rights was recorded as rent. Rent expense was $4,808 and $14,934 for 2011 and 2010, respectively.

As of December 31, 2011, the estimated annual amortization of land use rights for the next five years and thereafter is as follows:

2012	$4,939
2013	4,939
2014	4,939
2015	4,939
2016	4,939
Thereafter	192,450
Total	$217,145

NOTE 8 – SHORT TERM DEBT

Short term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010
To Xigu Credit Union
Interest at 11.68%, payable March 20, 2011	$-	$487,894
Interest at 13.25%, payable April 28, 2012	511,658	-
To Chengguan Credit Union
Interest at 11.68%, payable March 20, 2011	-	824,269
Interest at 13.25%, payable April 28, 2012	864,416	-
Total Short Term Debt	$1,376,074	$1,312,163

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On April 29, 2011, the Company borrowed $511,658 from Xigu Credit Union and $864,416 from Chengguan Credit Union.

NOTE 9 – TAXES PAYABLE

Taxes payable at December 31, 2011 and 2010 consisted of:

	2011	2010
PRC corporation income tax	$581,697	$669,055
Value added tax	102,032	213,424
Other	10,490	13,872
Total	$694,219	$896,351

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Country Risk

As the Company's principal operations are in the PRC, it is subject to considerations and risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

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

2011 Stock Incentive Plan

On September 13, 2011, the BOD approved a resolution to adopt a 2011 Incentive Stock Plan (the “Plan”) which aims to support and increase the Company’s ability to attract,  engage  and  retain  individuals  of  exceptional  talent,  to provide additional  incentive  for persons  employed by the  Company, including without limitation any employee,  director,  general partner or officer, and to advance the best interests of the Company by providing to those  persons who have a  substantial responsibility  for its  management,  affairs,  and growth, a proprietary interest in the success of the Company,  thereby encouraging them to maintain their relationships with the Company.  The Plan will reserve and issue 5,000,000 additional shares of common stock of the Company (the “Shares”) thereunder;

NOTE 11 – STOCKHOLDERS’ EQUITY

On January 25, 2010, pursuant to the Asia Carbon Advisory Agreement, the BOD approved a resolution to issue 4,700,000 shares to the designees of Friedland. The 4,700,000 shares issued to Friedland LLC were valued at $50,000 and recorded in 2008.

On January 25, 2010, the BOD approved a resolution to issue 74,900 shares of common stock to its sole director, Mr. Michael Segal, for his services as a director of the Company. Since there was no established market for the Company’s equity, the price of private placement was used as a market price to value the service. A fee of $24,717 was recorded during 2010.

On February 17, 2010, the BOD approved a resolution to issue 30,000 shares of common stock to Ms. Karen Prudente for her services to manage the trust of Hongxing shareholders. Since there was no established market for Company’s equity, the price of private placement was used as a market price to value the service. A fee of $9,900 was recorded during 2010.

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

On May 11, 2010, the BOD approved a resolution to issue additional 360,809 shares to Friedland LLC, pursuant to the Asia Carbon Advisory Agreement between the Company and Friedland dated September 8, 2008.

On September 13, 2011, the BOD approved a resolution to sell and issue 151,910 restricted shares of common stock of the Company to two investors for $121,528 at $0.80 per share.

On September 13, 2011, the BOD approved a resolution to issue 25,000 restricted shares of common stock of the Company to Cody Management for investor relations services. The stock was valued at $0.71 (the market closing price at September 12, 2011) per share. An investor relations expense of $17,750 was recorded during 2011.

On September 13, 2011, the BOD approved a resolution to issue options to purchase an aggregate of 400,000 shares of the Company’s common stock at $1 per share to three individuals for investor relations services. The $155,600 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 0.35%; expected stock price volatility of 100%; stock price of $0.71 per share; exercise price of $1.00 per share; and term of 3 years.

Effective July 1, 2011, the Company granted stock options to its chief financial officer (“CFO”) and to a director as part of their 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the BOD dated September 30, 2011, whereby the Company granted 220,000 stock options to its CFO and 75,000 stock options granted to the director. The exercise price of the options is $0.64, the higher of the market closing price at December 31, 2011 and the market closing price at September 30, 2011. These stock options expire on December 31, 2014. The $116,230 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 0.42%; expected stock price volatility of 100%; stock price of $0.64 per share; exercise price of $0.64 per share; and term of 3 years. The $116,230 estimated fair value of these stock options was expensed evenly over the quarters ending September 30 and December 31, 2011.

On December 23, 2011, the BOD approved a resolution to issue 193,593 restricted shares of common stock of the Company to three investors for $133,780.

NOTE 12 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of December 31, 2011 and 2010, the Company’s uninsured cash balances were $8,028,999 and $5,559,314, respectively.

NOTE 13 - INCOME TAXES

The provision for income tax of $2,661,717 and $1,301,709 for 2011 and 2010, respectively, arose from foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed at 25% of net income.

Foreign pretax earnings were $10,502,057 and $4,575,566 for 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2011, approximately $20,044,298 of accumulated unadjusted earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of approximately $1,804,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of December 31, 2011 and 2010.

For the years ended December 31, 2011 and 2010, reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows:

	2011	2010

US statutory tax rate	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%
Changes in valuation allowance	1.7%	3.5%
Effective rate	26.7%	28.5%

At December 31, 2011, the Company had US net operating loss carry forwards of $931,825. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 14 – MAJOR CUSTOMERS AND VENDORS

During 2011, five customers accounted for 85% of total sales. During 2010, three customers accounted for 66% of total sales. The percentage of total sales during the years, and accounts receivable balances at the end of the years to these customers were as follows:

	2011		2010
Customer	% of Sales	Accounts Receivable Balance	% of Sales	Accounts Receivable Balance
1	10%	$541,023	16%	$559,215
2	22%	1,068,411	20%	1,209,689
3	30%	1,414,858	30%	1,648,610
4	10%	362,395	-	-
5	13%	543,527	-	-
Total	85%	$3,930,214	66%	$3,417,514

The Company purchased raw materials predominantly from eight and six vendors during 2011 and 2010, respectively. The percentage of total purchases during the years, and accounts payable balances at the end of the years to these vendors were as follows:

	2011		2010
Vendor	% of Purchases	Accounts Payable Balance	% of Purchases	Accounts Payable Balance
1	12%	$404,063	14%	$491,958
2	12%	422,864	16%	471,933
3	12%	403,190	14%	510,176
4	13%	467,603	16%	589,401
5	13%	443,226	17%	514,505
6	13%	456,386	16%	539,574
7	13%	477,812	4%	378,452
8	12%	472,170	3%	279,498
Total	100%	$3,547,314	100%	$3,775,497

NOTE 15 – SUBSEQUENT EVENTS

On March 15, 2011, the BOD approved a resolution to issue 156,250 restricted shares of common stock of the Company to one investor for $100,000.

On March 15, 2011, the BOD approved a resolution to issue 1,000,000 shares of common stock of the Company to ten senior managers or key employees as part of compensation for 2012 pursuant to the 2011 Stock Incentive Plan.  The cost is estimated at $450,000 per market closing price of $0.45 at March 15, 2012. The Company will expense this compensation cost evenly in 2012.

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

As of December 31, 2011, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, began the process of evaluating the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2011, are described below:

1. We lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

2. There is an absence of expertise in the management and staff in maintaining effective internal control, due to the Company’s recent transition from a private company to a public company. Our management believes that the pervasive nature of this control deficiency impact all significant accounts and disclosures and rise to the level of material weakness.

The above material weaknesses are identified based on the management’s evaluation to date. As the Company continues and completes the process of evaluation of internal controls and procedures, material weakness other than discussed above may be identified.

Plan for Remediation of Material Weaknesses

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified.

1.	Recruit qualified staff for internal control positions and develop a suitable internal control system to provide effective oversight of our internal control over financial reporting.
2.
Step by step to establish a suitable internal control system within the Company in accordance with the SOX compliance requirements. We may look for outside help, including engage the service of qualified consultant with Chinese GAAP, US GAAP and SEC reporting experiences.

3.	Continuing on job trainings to all accounting staffs and other related staffs

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control.

Changes in Internal Control over Financial Reporting

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the Committee of COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective. As an initial step, the Company is modifying and reassigning job responsibilities currently.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management's report in this annual report.

Changes.  During the most recent quarter ended December 31, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of March 21, 2012. Most of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the US upon them or to enforce judgments against them obtained from the US courts.

 The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Guo Yun Yao	50	Chief Executive Officer, President, Secretary and Chairman of Board
Chun De Meng	49	Director and Chief Operating Officer
Xiaolong Zhou	60	Chief Financial Officer
Michael Segal	70	Director
Shi Lei	33	Director and Vice President – Finance
Jianjun Wang	31	Director and Assistant Vice President - Finance
Baozhu Ren	47	Director

Biographies

Guo Yun Yao founded Hongxing in December 2003 and has served as Chairman of Hongxing since that time. Since May 2010, Ms. Yao has also serves as Chief Executive Officer, President, and Secretary of the Company.  She is responsible for the day-to-day management and major decision-making in the operating company.  She has also served as the general manager of Chongxing Qingxu County Tapestry Limited since January 1998. Prior to joining the Company, from 1987 to 1993, Ms. Yao was general manager of the Xigu Village Carpet Processing Co., Ltd.  She also worked at the bureau of City Management of Qingxu County from January 1994 to December 1997, which engaged in construction work. Yao participated in the “National Economy Training Program of Women” in Shanxi Province in 2006. She was awarded “Woman of the Year in Taiyuan Economy” in 2007. She was elected the member of Chinese People’s Political Consultative Conference (CPPCC) Committee in Qingxu County for two consecutive terms (2007, 2008). Ms. Yao’s knowledge and expertise in the Company’s industry, her history with the Company, her management skills and other business experience and acumen led to the Board’s conclusion that Ms. Yao should serve as Chairman of our BOD.

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

Michael Segal was appointed as a Director on June 23, 2008. He is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority (FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the BOD of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the Board of Directors of the following publicly held companies:  China Agri-Business Inc. (CHBU.BB); China Printing &Packaging Inc.(CHPI.BB); China Pharmaceuticals Inc.(CFMI.BB); China Power Equipment Company Inc.(CPQQ.BB); and DK Sinopharma Inc.(DKSP.BB). From March 2007 until December 2009, Mr. Segal was a member of the Board of Directors of Biostar Pharmaceuticals Inc.(BSPM)  Mr. Segal brings to our BOD his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex international organizations.  Mr. Segal also provides unique perspective as our only U.S. director.

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

Baozhu Ren served as a Deputy General Manager at Hongxing since May 2008. Before joining the Company, he was the General Accountant of Shanxi Construction Machinery from May of 1988 to May 2008. Mr. Ren received a Bachelor’s Degree from Shanxi Financial Institution in 1984. Mr. Ren’s experience and education in accounting and his familiarity with the Company makes him a valuable member to our Board.

Directors and Officers of Hongxing

The following table sets forth certain information as of March 26, 2012 concerning the directors and executive officers of our operating entity, Hongxing. The information regarding Guo Yun Yao, Chun De Meng, Lei Shi and Jianjun Wang is set forth above.

Directors and Executive Officers	Position/Title	Age

Guo Yun Yao	Chairman of Board	50

Chun De Meng	General Manager	49

Faqua Bai	Deputy General Manager	49

Jianju Hu	Deputy General Manager, Purchase of Raw Materials, Market Development, and Quality Control	48

Lei Shi	Deputy General Manager -- Corporate Finance and Sales	33

Jianjun Wang	Deputy General Manager, Finance	31

Jianwen Wu	Chief Engineer	47

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

Presently, only one director, Mr. Michael Segal, is an “independent director” under the Corporate Governance Rules of the NASDAQ Stock Market, Inc., Rule 5605(a)(2).

Mr. Chunde Meng and Ms. Guoyun Yao are husband and wife. The other directors and officers have no family relationships among each other.

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

Audit Committee Financial Expert

Our BOD currently acts as our audit committee and is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of BOD are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

We do not presently have a compensation committee. Our BOD currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our BOD currently acts as our nominating committee.

Board Leadership Structure

Guo Yun Yao is our chairwoman and chief executive officer. At the advice of other members of the management or the Board, Ms. Yao calls meetings of BOD when necessary. We have one independent director, and we do not have a lead independent director. The Board believes that the Company's chief executive officer is best situated to serve as chairman of the Board because she is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

The Board’s Role in Risk Oversight

Risk is an integral part of the Board's deliberations throughout the year. The BOD oversees and reviews an assessment prepared by management of the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.

Code of Ethics

We have not yet adopted a corporate code of ethics. The Company’s BOD is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Board Meetings

The BOD met one time and acted by unanimous written consent four times during 2011.

 Section 16(a) Beneficial Ownership Reporting Compliance

As of March 21, 2012, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

The following table reflects the compensation paid to our principal executive officer. None of our executive officers earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Segal former President, CEO, and Secretary (1)	2011 2010	24,000 —	— —	— —	14,774 —	— —	— —	— —	38,774 —
Guo Yun Yao President, CEO, Secretary, and Chairman (2) (3)	2011 2010	7,627 7,273	— —	— —	— —	— —	— —	— —	7,627 7,273
Xialong Zhou CFO (4)	2011 2010	50,000 7,300	— —	— —	43,340 —	— —	— —	— —	93,340 7,300

(1)	Michael Segal resigned as our CEO, President, and Secretary in May 20, 2010.
(2)	Guo Yun Yao has been serving as our President, CEO, and Secretary since May 2010.
(3)	Bonus payment is dependent upon the profitability of the Company. Ms. Guo Yun Yao is entitled to receive RMB 30,000 ($4,471) as a bonus per-annum.
(4)	Xialong Zhou has been serving as our Chief Financial Officer since September 1, 2008.

Outstanding Equity Awards at 2011 Fiscal Year End

On September 13, 2011, our BOD authorized the creation of the 2011 Incentive Stock Plan of Asia Carbon Industries, Inc. (the “Plan”). Under the Plan, we are authorized to issue 5,000,000 shares of our Common Stock to directors, executives and selected employees and consultants. Such shares are registered by us on a Form S-8.

On September 30, 2011, we granted options to purchase 220,000 shares and 75,000 shares of Common Stock to our Chief Financial Officer, Xiaolong Zhou and our director, Michael Segal, respectively, for their services to us from July 1, 2011 to December 31, 2011 under the Plan. The options have an exercise price of $0.64 per share and may be exercised cashlessly. The options are valid for a term of three years from January 1, 2012 to December 31, 2014.

Employment Agreements

There are currently no employment agreements with any officers or directors.

Director Compensation

On September 30, 2011, we granted an option to purchase and 75,000 shares of Common Stock to our director, Michael Segal, respectively, for his service to us from July 1, 2011 to December 31, 2011 under the Plan. The option has an exercise price of $0.64 per share and may be exercised cashlessly. The option is valid for a term of three years from January 1, 2012 to December 31, 2014. We recorded a director fee of $38,775 in 2011.

Currently, we pay $24,000 annually to one independent director, Mr. Michael Segal. We pay no compensation to the other directors for serving as a director. There are no other elements of compensation paid to these directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 21, 2012 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Common Stock (2)
Common Stock	Guo Yun Yao, Chief Executive Officer, President, Secretary and Chairman of the Board of Directors Address: Yuyuan1-1-705, Bei Mei Xintiandi, 116 Changfeng Jie Xiaodian County, Taiyuan City, Shanxi Province, China 030001 (3)	30,060,064	57.66%

Common Stock	Xiaolong Zhou, Chief Financial Officer Address: 85-19 54th Ave Elmhurst NY 11373 (4)	220,000	*

Common Stock	Meng Chun De, Chief Operating Officer and Director Address: Yuyuan1-1-705, Bei Mei Xintiandi, 116 Changfeng Jie Xiaodian County, Taiyuan City, Shanxi Province, China 030001 (5)	3,085,391	5.92%

Common Stock	Michael Segal, Director Address: 11 E. 86th Street, Suite 19B New York, New York 10028-0501(6)	175,000	*

Common Stock	Shi Lei, Vice President of Finance and Director Address: Yuyuan1-1-705, Bei Mei Xintiandi, 116 Changfeng Jie Xiaodian County, Taiyuan City, Shanxi Province, China 030001	30,000	*

Common Stock	Wang Jianjun, Assistant Vice President of Finance and Director Address: Yuyuan1-1-705, Bei Mei Xintiandi, 116 Changfeng Jie Xiaodian County, Taiyuan City, Shanxi Province, China 030001	40,000	*

Common Stock	Baozhun Ren, Director Address: Yuyuan1-1-705, Bei Mei Xintiandi, 116 Changfeng Jie Xiaodian County, Taiyuan City, Shanxi Province, China 030001	40,000	*

Common Stock	All Directors and Officers of the Company as a group	33,650,455	64.18%

 *Less than 1% of the outstanding common stock.

(1)	As of March 21, 2012, none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days.

(2)
As of March 26, 2012, we had 52,134,830 outstanding shares of common stock. Because none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days of the date of March 21, 2012, the calculation of percentage of class held by each owner does not include any such shares.

(3)
This figure represents the 29,860,064 shares of common stock owned by Guo Yun Yao. Karen Prudentee, nominee and trustee for Guo Yun Yao, exercises the sole voting power with respect to the shares holder in the name of Guo Yun Yao, but disclaims beneficial ownership of such shares.

(4)	This figure represents an option to purchase 220,000 shares of common stock of the Company from January 1, 2012 to December 31, 2014 at $0.64 per share under the 2011 Incentive Stock Plan.
(5)
This figure represents the 2,935,391 shares of common stock owned by Meng Chun De. Karen Prudentee, nominee and trustee for Meng Chun De, exercises the sole voting power with respect to the shares holder in the name of Meng Chun De, but disclaims beneficial ownership of such shares.

(6)
This figure represents 100,000 shares of common stock owned by Michael Segal and an option to purchase 75,000 shares of common stock of the Company from January 1, 2012 to December 31, 2014 at $0.64 per share under the 2011 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole.

In evaluating related party transactions and potential conflicts of interest, our BOD applies the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

As our former President, Chief Executive Officer and Secretary until May 20, 2010, and our director from the Company’s incorporation on June 23, 2008, Michael Segal is a promoter of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1934. Upon the approval of management, based on the compensation principle of rewarding performance and retaining well-qualified directors, Mr. Segal received 100 shares of our common stock, par value $0.001, on June 26, 2008 in consideration of past services provided by Mr. Segal to the Company. At the time of this issuance, Mr. Segal served as a member of our BOD. The estimated service value was $200 per hour. The Company valued this equity-based payment upon the services received since there is no established market for the Company’s equity. The estimated service value is $200 per hour. The Company valued the 100 shares issued to Mr. Segal at $400, which was equal to two hour services received.

Similarly, on January 25, 2010, upon the approval of the BOD based on the compensation principle of rewarding performance and retaining well-qualified directors, we issued 74,900 shares of our common stock, par value $0.001, to our then sole-director, Michael Segal. We issued these shares in consideration for his service as a director of the Company. Since there is no established market for the Company’s equity, the price of private placement was used as a market price to value the service fee at $24,717.

As previously described under “Description of Business - Corporate History,” our BOD has the right to appoint the board of directors of Hongxing and its officers and directors. The transactions described under “Description of Business-Corporate History” involve officers and directors of Liteweisi and Hongxing. To understand these relationships and these transactions, you should review the discussion under “Description of Business - Corporate History.”

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees that the Company accrued or paid to Goldman Kurland and Mohidin LLP (“GKM”) during 2011 and 2010:

	Fiscal year ended December 31,
	2011	2010
Audit fees	$105,691	$115,000
Audit-related fees		7,400
Tax fees	-	-
All other fees	-	-
Total	$105,691	$122,400

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on June 23, 2008*

3.2	Bylaws of the Company*

4.1	2011 Incentive Stock Plan of Asia Carbon Industries, Inc.***

10.1	Lease Agreement, dated June 14, 2006, by and between the villager Committee of Xigu village, Qingxu County, and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.2	Lease Agreement, dated July 18, 2003, by and between the villager Committee of Xigu village, Qingxu County, and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.3	Registered Trademark License Contract, by and between Guoyun Yao and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.4	Entrusted Management Agreement, by and among Yao Guo Yun, Meng Chun De, Taiyuan Hongxing Carbon Black Co., Ltd., and Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd.**

10.5	Exclusive Option Agreement, by and among Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd., Yao Guo Yun, Meng Chun De, and Taiyuan Hongxing Carbon Black Co., Ltd.**

10.6	Exclusive Option Agreement, by and among Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd., Yao Guo Yun, Meng Chun De, and Taiyuan Hongxing Carbon Black Co., Ltd.**

10.7	Pledge of Equity Agreement, by and among Yao Guo Yun, Meng Chun De, Taiyuan Hongxing Carbon Black Co., Ltd. and Jinzheng Liteweisi Carbon (Taiyuan) Co., Ltd.**

10.8	Shareholders’ Voting Proxy Agreement, by and among Yao Guo Yun, Meng Chun De, and Jizheng Litewisi Carbon (Taiyuan) Co., Ltd.**

10.9	Call Option Agreement, by and between Yao Guo Yun and Karen Prudente.**

10.10	Call Option Agreement, by and between Meng Chun De and Karen Prudente.**

21.1	List of subsidiaries.*

24.1	Power of Attorney (included on signature page)*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

ASIA CARBON INDUSTRIES, INC.

Date: March 29, 2012	By:	/s/Guo Yun Yao
Guo Yun Yao Chief Executive Officer, President, Secretary and Chairman of the Board (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Guo Yun Yao	Chief Executive Officer, President, Secretary and Chairman of the Board	March 29, 2012
Guo Yun Yao
/s/Xiaolong Zhou	Chief Financial Officer (Principal Financial Officer)	March 29, 2012
Xiaolong Zhou
/s/Chun De Meng	Director and Chief Operating Officer	March 29, 2012
Chun De Meng
/s/Michael Segal	Director	March 29, 2012
Michael Segal

/s/Shi Lei	Director and Vice President - Finance	March 29, 2012
Shi Lei

/s/ Jianjun Wang	Director and Assistant Vice President - Finance	March 29, 2012
Jianjun Wang

/s/Baozhu Ren	Director	March 29, 2012
Baozhu Ren