Form 10-Q
period 2012-03-31
Asia Carbon Industries, Inc.
filed 2012-05-15
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

Commission File Number: 333-167090

ASIA CARBON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-2895795
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 E. 86th Street, Suite 19B
New York, New York 10028-0501
 (Address of principal executive offices) (Zip Code)

(646) 623-6999
(Issuer's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  52,357,062 shares of common stock, $.001 par value, as of May 4, 2012.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets:
Cash and equivalents	$7,748,503	$8,092,411
Accounts receivable, net	5,464,606	4,404,319
Inventories	3,290,128	3,146,756
Prepaid expenses	343,852	11,138
Total Current Assets	16,847,089	15,654,624

Property, Plant and Equipment, Net	18,919,105	18,431,407

Other Assets:
Land use rights, net	215,761	217,145
Total Other Assets	215,761	217,145

TOTAL ASSETS	$35,981,955	$34,303,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,375,121	$1,376,074
Accounts payable	3,167,641	4,009,531
Accrued liabilities	200,966	153,735
Taxes payable	876,970	694,219
Investor deposit payable	-	49,985
Due to shareholder	26,400	26,415
Total Current Liabilities	5,647,098	6,309,959

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 52,134,830 and 50,978,580 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	52,135	50,979
Additional paid-in capital	6,491,153	5,942,339
Statutory reserves	2,025,737	2,025,737
Retained earnings	18,945,194	17,138,113
Accumulated other comprehensive income	2,820,638	2,836,049
Total Stockholders' Equity	30,334,857	27,993,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,981,955	$34,303,176

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net Sales	$12,581,692	$13,441,516
Cost of Sales	9,655,740	10,260,084
Gross Profit	2,925,952	3,181,432

Operating Expenses:
Depreciation	25,808	56,919
Bad debts	14,192	3,282
Selling	91,691	71,076
Professional fees	106,500	108,897
Other	163,888	50,630
Total Operating Expenses	402,079	290,804
Income From Operations	2,523,873	2,890,628
Other Income (Expense)
Interest income	11,060	6,994
Interest expense	(45,634)	(34,172)
Total Other Income (Expense)	(34,574)	(27,178)
Income Before Provision for Income Tax	2,489,299	2,863,450
Provision for Income Tax	682,218	757,977
Net Income	1,807,081	2,105,473

Other Comprehensive Income (Loss)	(15,411)	160,042
Comprehensive Income	$1,791,670	$2,265,515

Net Income Per Share - Basic	$0.04	$0.04
Weighted Average Shares Outstanding - Basic	51,194,583	50,608,077
Net Income Per Share - Diluted	$0.04	$0.04
Weighted Average Shares Outstanding - Diluted	51,194,583	50,608,077

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash Flows from Operating Activities:
Net Income	$1,807,081	$2,105,473
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for allowances, returns and doubtful accounts	14,192	3,282
Depreciation	440,307	310,309
Amortization of land use rights	1,231	1,181
Common stock issued for services	450,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,074,448)	(50,498)
Increase in inventories	(143,372)	(214,812)
Increase in prepaid expenses	(332,714)	(47)
(Decrease) increase in accounts payable	(841,890)	807,982
Increase in accrued expenses	47,231	40,469
Increase in taxes payable	182,751	93,689
Net Cash Provided by Operating Activities	550,369	3,097,028

Cash Flows from Investing Activities:
Capital expenditures	(939,786)	-
Net Cash Used in Investing Activities	(939,786)	-

Cash Flows from Financing Activities
Repayment of short term debt	-	(1,312,163)
Decrease in investor deposit payable	(49,985)	-
Proceeds from private placements	99,970	-
Net Cash Provided by (Used in) Financing Activities	49,985	(1,312,163)

Effect of Exchange Rate Changes on Cash	(4,476)	66,594
Net (Decrease) Increase in Cash and Equivalents	(343,908)	1,851,459
Cash and Equivalents - Beginning of the Period	8,092,411	5,717,142

Cash and Equivalents - End of the Period	$7,748,503	$7,568,601

Supplemental Cash Flow Information:
Interest Paid	$45,976	$31,436
Income taxes	$589,467	$665,515

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organizations

Asia Carbon Industries, Inc. (“Asia Carbon”) was incorporated on June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

On November 10, 2008, Asia Carbon formed a wholly-owned subsidiary, Jin Zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”) under PRC law in Taiyuan, China. Liteweisi is a management company formed to manage operations in China.

Taiyuan Hongxing Carbon Black Ltd. Company (“Hongxing”) was incorporated on December 4, 2003 under the laws of the PRC. Hongxing is located at Qingxu County, Taiyuan, Shanxi province of China. Hongxing had two shareholders with registered capital of $384,300.  Hongxing’s registered capital was $3,316,300 after one shareholder contributed $2,932,000 to Hongxing in 2008.

On December 29, 2009, Asia Carbon, through Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements was to cede control of management and the economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001 per share, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.

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

Principles of Consolidation

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

The assets and liabilities of Hongxing and Liteweisi are translated into US dollars at period-end exchange rates.  The revenues and expenses are translated into US dollars at average exchange rates of the years.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
RMB/US$ exchange rate at year end	0.15879	0.15271	0.15890
Average RMB/US$ exchange rate for the period	0.15848	0.15200	0.15470

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations.  There was no material foreign currency transaction gain or loss for the three months ended March 31, 2012 or 2011.

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

Revenue Recognition

We recognize revenue from sales of products. Sales are recognized when these four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (“VAT”), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables.  Credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  Freight in costs is included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. There were no material advertising costs for the three months ended March 31, 2012 and 2011.

Research and Development

In accordance with the ASC subtopic 730-10, “Research and Development”, the Company expenses all research and development costs as incurred. There were no material research and development cost for the three months ended March 31, 2012 and 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance is effective for the Company as of January 1, 2012. The adoption of this ASU had no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance is effective for the Company as of January 1, 2012. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of income and comprehensive income (unaudited).

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on our consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Accounts receivable	$5,563,702	$4,489,254
Allowance for doubtful accounts	(99,096)	(84,935)
Accounts receivable, net	$5,464,606	$4,404,319

NOTE 4 – INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Raw materials	$1,183,260	$1,172,747
Packing and other materials	35,580	43,762
Finished products	2,071,288	1,930,247
	$3,290,128	$3,146,756

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2012 and December 31, 2011 is summarized as follows:

	Estimated
	Useful Lives	2012	2011
Plant	20	$6,722,417	$5,784,796
Machinary and equipment	10	16,738,791	16,750,387
Transportation equipment	5	116,488	116,569
Other machinary and equipment	5	57,940	57,980
		23,635,636	22,709,732
Less: Accumulated Depreciation		4,716,531	4,278,325
		$18,919,105	$18,431,407

Depreciation of property, plant and equipment, including the portion charged to cost of sales, was $440,307 and $310,309 for the three months ended March 31, 2012 and 2011, respectively. Depreciation included in cost of sales was $414,499 and $253,391 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 – LAND USE RIGHTS

On December 29, 2005, the Company lent RMB554,130 ($87,990) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to repay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for a certain leased 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,588) through July, 2053. The Company has no obligation to pay this lease due to the default of Village loan. The balance of the Village loan receivable was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of the land use rights lease.

On October 31, 2007, the Company lent an additional RMB1,000,000 ($158,790) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement,  if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,588) through June 2056. The Company has no obligation to pay this lease due to the default of Village loan. The balance of the Village loan receivable was capitalized as land use rights and amortized over the remaining life of the land use rights lease started on November 1, 2010.

As of March 31, 2012 and December 31, 2011, land use rights were as follows:

	2012	2011
Land use rights	$246,780	$246,951
Less: accumulated amortization	(31,019)	(29,806)
Land use rights, net	$215,761	$217,145

Amortization of land use rights was recorded as rent. Rent expense was $1,231 and $1,181 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the estimated annual amortization of land use rights for the next five years and thereafter is as follows:

2013	$4,936
2014	4,936
2015	4,936
2016	4,936
2017	4,936
Thereafter	191,081
Total	$215,761

NOTE 7 – SHORT TERM DEBT

Short term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$511,303	$511,658
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	863,818	864,416
Total Short Term Debt	$1,375,121	$1,376,074

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On April 28, 2012, the Company repaid the $511,303 loan to Xigu Credit Union and the $863,818 loan to Chengguan Credit Union. On April 28, 2012, the Company borrowed (i) $504,952 from Xigu Credit Union at 14.43% and due by December 27, 2012; and (ii) $859,054 from Chengguan Credit Union at 14.43% and due by December 27, 2012.

NOTE 8 – TAXES PAYABLE

Taxes payable at March 31, 2012 and December 31, 2011 consisted of:

	2012	2011
PRC corporation income tax	$674,448	$581,697
Value added tax	186,657	102,032
Other	15,865	10,490
Total	$876,970	$694,219

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Country Risk

As the Company's principal operations are conducted in the PRC, it is subject to considerations and risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

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

2011 Stock Incentive Plan

On September 13, 2011, the board of directors of Asia Carbon (the “BOD”) approved a resolution to adopt Asia Carbon’s 2011 Stock Incentive Plan (the “Plan”) which aims to support and increase the Company’s ability to attract,  engage  and  retain  individuals  of  exceptional  talent,  to provide additional  incentive  for persons  employed by the  Company, including without limitation any employee,  director,  general partner or officer, and to advance the best interests of the Company by providing to those  persons who have a  substantial responsibility  for its  management,  affairs,  and growth, a proprietary interest in the success of the Company,  thereby encouraging them to maintain their relationships with the Company.  The Plan reserves 5,000,000 shares of common stock of the Company for the issuance of equity awards thereunder.

On March 15, 2012, the BOD approved a resolution to issue 1,000,000 shares of common stock of the Company under the Plan to ten senior managers and key employees as part of compensation for 2012. The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation cost evenly in 2012, resulting in $112,500 being expensed as general and administrative expenses in the three months ended March 31, 2012.

NOTE 10 – STOCKHOLDERS’ EQUITY

On September 13, 2011, the BOD approved a resolution to sell and issue 151,910 restricted shares of common stock of the Company to two investors for $121,528 at $0.80 per share.

On September 13, 2011, the BOD approved a resolution to issue 25,000 restricted shares of common stock of the Company to Cody Management in consideration for investor relations services. The stock was valued at $0.71 per share (the market closing price on September 12, 2011). An investor relations expense of $17,750 was recorded during the three months ended September 30, 2011.

On September 13, 2011, the BOD approved a resolution to issue options to purchase 400,000 shares of the Company’s common stock at $1.00 per share to three individuals in consideration for investor relations services. The $155,600 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 0.35%; expected stock price volatility of 100%; stock price of $0.71 per share; exercise price of $1.00 per share; and term of 3 years.

Effective July 1, 2011, the Company granted stock options to its chief financial officer (“CFO”) and to a director as part of their 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the BOD dated September 30, 2011, whereby the Company granted 220,000 stock options to its CFO and 75,000 stock options to the director. The exercise price of the options is $0.64, the higher of the market closing price at December 31, 2011 and the market closing price at September 30, 2011. These stock options expire on December 31, 2014. The $116,230 fair value of the stock options was calculated using a Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 0.42%; expected stock price volatility of 100%; stock price of $0.64 per share; exercise price of $0.64 per share; and term of 3 years. The $116,230 estimated fair value of these stock options was expensed evenly over the quarters ending September 30 and December 31, 2011.

On December 23, 2011, the BOD approved a resolution to sell and issue 193,593 restricted shares of common stock of the Company to three investors for $133,780.

On March 15, 2012, the BOD approved a resolution to sell and issue 156,250 restricted shares of common stock of the Company to one investor for $100,000.

NOTE 11– CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of March 31, 2012 and December 31, 2011, the Company’s uninsured cash balances were $7,744,000 and $8,029,000, respectively.

NOTE 12– INCOME TAXES

The provision for income tax of $682,218 and $757,977 for the three months ended March 31, 2012 and 2011, respectively, arose from foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on 25% of net income.

Foreign pretax earnings were $2,722,056 and $2,863,450 for the three months ended March 31, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At March 31, 2012, approximately $22,084,000 of accumulated unadjusted earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of approximately $1,988,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of March 31, 2012 and December 31, 2011.

For the three months ended March 31, 2012 and 2011, reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows:

	2012	2011

US statutory tax rate	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%
Changes in valuation allowance	2.4%	1.5%
Effective rate	27.4%	26.5%

At March 31, 2012, the Company had US net operating loss carry forwards of $1,164,582. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2012, four customers accounted for 72% of total sales. During the comparable period in 2011, five customers accounted for 82% of total sales. The percentage of total sales during the three months ended March 31, 2012 and 2011, and accounts receivable balances at the end of the periods to these customers were as follows:

	2012		2011
Customer	% of Sales	Accounts Receivable Balance	% of Sales	Accounts Receivable Balance
A	11%	$707,330	10%	$542,365
B	22%	1,050,284	21%	1,227,726
C	26%	1,338,866	29%	1,822,514
D	-	-	10%	696,457
E	13%	728,274	12%	673,512
Total	72%	$3,824,754	82%	$4,962,574

The Company purchased raw materials predominantly from five and eight vendors during the three months ended March 31, 2012 and 2011, respectively. The purchase percentage of total purchases from vendors from whom the Company bought over 10% of its total purchases during the three months ended March 31, 2012 and 2011, and accounts payable balances at the end of the periods to these vendors were as follows:

	2012		2011
Vendor	% of Purchases	Accounts Payble Balance	% of Purchases	Accounts Payble Balance
A	-	$-	12%	$597,712
B	-	-	12%	608,410
C	-	-	12%	503,182
D	13%	457,117	13%	561,589
E	12%	455,438	12%	570,654
F	13%	470,985	13%	637,658
G	13%	460,226	13%	594,008
H	13%	449,680	13%	503,080
Total	64%	$2,293,446	100%	$4,576,293

NOTE 14 – OTHER SUBSEQUENT EVENTS

On April 17, 2012, pursuant to a certain Call Option Agreements dated December 29, 2009 between Karen Prudente and Ms. Guo Yun Yao, the Chairman and Chief Executive Officer of Asia Carbon, and Mr. Chun De Meng, a director and Chief Operating Officer of Asia Carbon, respectively (the “Call Option Agreements”), Ms. Guo Yun Yao and Mr. Chun De Meng exercised options to purchase 32,615,455 shares of common stock (the “Exercised Shares”). Of the Exercised Shares, Ms. Guo Yun Yao received 19,680,064 shares, approximately 37.8% of the Company’s outstanding shares of common stock, and Mr. Chun De Meng received 2,535,391 shares, approximately 5% of the Company’s outstanding shares of common stock. 10,400,000 shares of the Exercised Shares were immediately gifted to eight relatives of Ms. Yao and Mr. Meng. The remaining balance of shares in held in trust by Karen Prudente is 3,623,939 shares.

On May 3, 2012, the BOD approved a resolution to sell and issue 222,222 restricted shares of common stock of the Company to two investors for $100,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Asia Carbon Industries, Inc. (“Asia Carbon”) was incorporated on June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

On November 10, 2008, Asia Carbon formed a wholly-owned subsidiary, Jin Zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”) under PRC law in Taiyuan, China. Liteweisi is a management company formed to manage operations in China.

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

On April 17, 2012, pursuant to a certain Call Option Agreements dated December 29, 2009 between Karen Prudente and Ms. Guo Yun Yao, the Chairman and Chief Executive Officer of Asia Carbon, and Mr. Chun De Meng, a director and Chief Operating Officer of Asia Carbon, respectively (the “Call Option Agreements”), Ms. Guo Yun Yao and Mr. Chun De Meng exercised options to purchase 32,615,455 shares of common stock.

The Company, through Hongxing, its operating company in the PRC, manufactures three carbon black products, N220, N330 and N660, under the brand name “Great Double Star” and other by-products. Most of the Company’s products are used by the domestic tire industry.

Results of Operations

Comparison of Sales for the Three Months Ended March 31, 2012 and 2011

	2012		2011
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$7,815,209	8,000	$8,572,852	7,683
N330	1,990,807	2,284	2,212,873	2,221
N660	1,922,322	2,289	2,207,716	2,236
Naphthalene oil	853,354	1,050	448,075	500
Total Sales	$12,581,692	13,623	$13,441,516	12,640

Sales for the three months ended March 31, 2012 totaled $12,581,692, a decrease of $859,824 or 6%, compared to $13,441,516 for the comparable period of 2011.  The decrease in sales was mainly attributable to the decrease in the market price of carbon black, which resulted from the decrease in the market price of coal tars oil, a residual heavy oil from the distillation of coal tars, which is the principal raw material used in our production of carbon black. The average sales price of our products was $924 per metric ton during the three months ended March 31, 2012, a decrease of $140 per ton, or 13%, from $1,063 per ton during the three months ended March 31, 2011. In the first quarter of 2012, we sold 13,623 metric tons of carbon black and naphthalene oil, an increase of 983 metric tons, or 8%, compared to 12,640 metric tons in the comparable period of 2011. The increase in sales quantities offset 55% impact of decreased selling price.

The Company’s total carbon black production capacity was 61,000 tons per annum as of March 31, 2012 and 2011, respectively. The annualized production/total capacity utilization rate was 82% and 80% during three months ended March 2012 and 2011, respectively.

Comparison of Cost of Sales for Three Months Ended March 31, 2012 and 2011

Cost of sales was $9,655,740 for the three months ended March 31, 2012, a decrease of $604,344, or 6%, compared to $10,260,084 in the three months ended March 31, 2011. It was mainly attributable to the decrease in price of raw materials. Production used 22,862 metric tons of coal tar oil in the first quarter of 2012, an increase of 1,170 tons, or 5%, compared to 21,692 tons in the comparable period in 2011. The increase in consumption of coal tars oil resulted from an 8% increase in production quantities. The average price of coal tars was $384 per ton during 2012, a decrease of $54 per ton, or 12%, from $438 per ton during 2011.

Comparison of Gross Profit Rate for Three Months Ended March 31, 2012 and 2011

Gross profit was $2,925,952 in the three months ended March 31, 2012, a decrease of $255,480, or 8%, compared to $3,181,432 in the three months ended March 31, 2011. The profit rate was 23% for the three months ended March 31, 2012, a decrease of 1 percentage point, compared to 24% for the comparable period in 2011. The decrease in profit rate in the first quarter of 2012 was attributable mainly to the decrease in the sales price of carbon black.

Comparison of Operating Expenses for Three Months Ended March 31, 2012 and 2011

Operating expenses included depreciation, allowance for bad debts, selling, professional and consulting fees and other general and administrative expenses. Operating expenses were $402,079 in the three months ended March 31, 2012, an increase of $111,275, or 38% compared to $290,804 in the three months ended March 31, 2011.

The increase in operating expenses was attributable to equity awards granted under the Company’s 2011 Stock Incentive Plan (the “Plan”). The Plan aims to support and increase the Company’s ability to attract,  engage  and  retain  individuals of exceptional talent, to provide additional incentive for persons employed by the Company, including without limitation any employee, director, general partner or officer, and to advance the best interests of the Company by providing to those persons who have a substantial responsibility for its management, affairs, and growth, a proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company.  The Plan reserves 5,000,000 shares of common stock of the Company for the issuance of equity awards thereunder.  On March 15, 2011, the Company’s board of directors passed a resolution to issue 1,000,000 shares of common stock of the Company under the plan to ten senior managers and key employees as part of compensation for 2012.  The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation evenly in 2012, resulting in $112,500 being expensed as general and administrative expenses in the three months ended March 31, 2012.

Our selling expenses increased $20,615, or 29%, to $91,691 in the three months ended March 31, 2012 from $71,076 in the comparable period of 2011. The increase in selling expense resulted from increased delivery cost, which was driven by higher gas prices.

Comparison of Net Income for Three Months Ended March 31, 2012 and 2011

Net income was $1,807,081 in the three months ended March 31, 2012, a decrease of $298,392, or 14%, compared to $2,105,473 in the three months ended March 31, 2011. Net income per share was $0.04 in 2012 and 2011, respectively. Decrease in net income was a result of decreased unit sales price and increased stock incentive expenses.

Liquidity and Capital Resources

We had cash and equivalents of $7,748,503 and $8,092,411 as of March 31, 2012 and December 31, 2011, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable have been a significant portion of our current assets, at $5,464,606 and $4,404,319, or 32% and 28%, of current assets, as of March 31, 2012 and December 31, 2011, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to fail to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Our accounts receivable aging was as follows, as of March 31, 2012 and December 31, 2011:

	Total	Current	31-90 days	91-120 days	121-360 days	Over 361 days
2012	100.00%	86.14%	13.20%	0.00%	0.00%	0.66%
2011	100.00%	90.50%	8.69%	0.00%	0.00%	0.81%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operations. Allowance for doubtful accounts was $99,096 and $84,935 as of March 31, 2012 and December 31, 2011, respectively.

Net cash provided by operating activities was $550,369 and $3,097,028 in three months ended March 31, 2012 and 2011, respectively. The decrease in net cash provided by operating activities in 2012 was mainly due to (i) a $1,023,950 negative change in accounts receivables, as the Company’s accounts receivable balance increased in the three months ended March 31, 2012 compared to that of the three months ended March 31, 2011, (ii) a $1,649,872 negative change in accounts payable, as the Company paid more of its accounts payable in the three months ended March 31, 2012 than in the three months ended March 31, 2011.

Net cash used in investing activities were $939,786 and $0 in the three months ended March 31, 2012 and 2011, respectively. The capital expenditures of $939,786 in the three months ended March 31, 2012 related to the Company’s new warehouse built in 2012.

Net cash provided by financing activities was $49,985 in the three months ended March 31, 2012, which was received from one private investor. In the three months ended March 31, 2011, the Company repaid short term loans of $1,312,163.

Short Term Borrowings

Short term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$511,303	$511,658
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	863,818	864,416
Total Short Term Debt	$1,375,121	$1,376,074

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On April 28, 2012, the Company repaid the $511,303 loan to Xigu Credit Union and the $863,818 loan to Chengguan Credit Union. On April 28, 2012, the Company borrowed (i) $504,952 from Xigu Credit Union at 14.43% and due by December 27, 2012, and (ii) $859,054 from Chengguan Credit Union at 14.43% and due by December 27, 2012.

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

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business in the future, and it is possible that we may require additional funding for that purpose. We cannot be sure that funding will be available on acceptable terms when we require funding, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures.

At the conclusion of the period ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, as of such fiscal year end we identified material weaknesses in our internal control over financial reporting and described several actions we plan to take to remedy such material weaknesses.  As an initial step, during the quarter ended March 31, 2012, we have modified and reassigned jobs responsibilities and continued on job training of accounting and other related personnel.

Other than as set forth herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

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

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Effective March 16, 2012, the Board of Directors of the Company authorized the Company to issue an aggregate of 1 million shares of common stock to ten employees, including directors and officers of the Company.  The issuance of 1,000,000 shares of common stock was pursuant to the Company’s 2010 Stock Incentive Plan (the “Plan”).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective as of March 16, 2012, the Board of Directors of the Company appointed Mr. Baozhu Ren as a director of the Company. Mr. Ren’s bio was set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012. Upon Mr. Ren’s appointment, the Company’s board increased from five members to six members.

Item 6.  Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date: May 14, 2012	By:	/s/ Guo Yun Yao
Guo Yun Yao
Chief Executive Officer, President, Secretary and Chairman of the Board
(principal executive officer)

Date: May 14, 2012	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.              Description

31.1             Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS      XBRL Instance Document

101.SCH     XBRL Taxonomy Extension Schema Document

101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF     XBRL Taxonomy Extension Definition Linkbase Document

101.LAB     XBRL Taxonomy Extension Label Linkbase Document

101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.