Form 10-Q
period 2012-06-30
Asia Carbon Industries, Inc.
filed 2012-08-14
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  52,357,052 shares of common stock, $.001 par value, as of August 6, 2012.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets:
Cash and equivalents	$4,804,734	$8,092,411
Accounts receivable, net	5,339,488	4,404,319
Inventories	3,395,284	3,146,756
Prepaid expenses	231,296	11,138
Total Current Assets	13,770,802	15,654,624

Property, Plant and Equipment, Net	23,658,788	18,431,407

Other Assets:
Land use rights, net	212,662	217,145

TOTAL ASSETS	$37,642,252	$34,303,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,352,152	$1,376,074
Accounts payable	3,144,055	4,009,531
Accrued liabilities	185,381	153,735
Taxes payable	896,466	694,219
Investor deposit payable	-	49,985
Due to shareholder	26,219	26,415
Total Current Liabilities	5,604,273	6,309,959

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 52,357,052 and 50,978,580 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	52,357	50,979
Additional paid-in capital	6,590,901	5,942,339
Statutory reserves	2,025,737	2,025,737
Retained earnings	20,816,671	17,138,113
Accumulated other comprehensive income	2,552,313	2,836,049
Total Stockholders' Equity	32,037,979	27,993,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,642,252	$34,303,176

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$13,194,534	$13,500,872	$25,776,226	$26,942,388
Cost of Sales	10,257,861	10,552,294	19,913,601	20,812,378
Gross Profit	2,936,673	2,948,578	5,862,625	6,130,010

Operating Expenses:
Depreciation	25,724	57,586	51,532	114,505
Selling	93,297	72,411	184,988	143,487
Professional fees	49,000	48,781	155,500	157,678
Other	172,678	56,684	350,758	110,596
Total Operating Expenses	340,699	235,462	742,778	526,266
Income From Operations	2,595,974	2,713,116	5,119,847	5,603,744
Other Income and (Expense)
Interest income	7,044	8,948	18,104	8,948
Interest expense	(49,247)	(30,882)	(94,881)	(58,060)
Total Other Income and (Expense)	(42,203)	(21,934)	(76,777)	(49,112)
Income Before Provision for Tax	2,553,771	2,691,182	5,043,070	5,554,632
Provision for tax	682,294	709,742	1,364,512	1,467,719
Net Income	1,871,477	1,981,440	3,678,558	4,086,913

Other comprehensive income (loss)	(268,325)	294,776	(283,736)	454,818
Comprehensive Income	$1,603,152	$2,276,216	$3,394,822	$4,541,731

Net Income Per Share - Basic	$0.04	$0.04	$0.07	$0.08
Net Income Per Share - Diluted	$0.04	$0.04	$0.07	$0.08
Weighted Average Shares Outstanding - Basic	52,315,538	50,608,077	51,755,060	50,608,077
Weighted Average Shares Outstanding - Diluted	52,315,538	50,608,077	51,755,060	50,608,077

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash Flows from Operating Activities:
Net Income	$3,678,558	$4,086,913
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for doubtful accounts	13,284	1,124
Depreciation	889,707	634,226
Amortization of land use rights	2,458	2,376
Common stock issued for services	450,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(947,564)	452,223
Increase in inventories	(248,528)	(63,951)
Increase in prepaid expenses	(220,158)	(128)
Decrease in accounts payable	(865,476)	(111,539)
Increase in accrued expenses	31,646	5,072
Increase (decrease) in taxes payable	202,247	(182,029)
Net Cash Provided by Operating Activities	2,986,174	4,824,287

Cash Flows from Investing Activities:
Capital expenditures	(6,285,381)	(3,236,557)
Net Cash Used in Investing Activities	(6,285,381)	(3,236,557)

Cash Flows from Financing Activities
Repayment of short term debt	(1,370,012)	(1,339,875)
Proceeds from short term debt	1,358,938	1,339,875
Decrease in investor deposit payable	(49,985)	-
Proceeds from private placement	199,940	60,955
Net Cash Provided by Financing Activities	138,881	60,955

Effect of Exchange Rate Changes on Cash	(127,351)	228,320
Net (Decrease) Increase in Cash and Equivalents	(3,287,677)	1,877,005
Cash and Equivalents - Beginning of the Period	8,092,411	5,717,142

Cash and Equivalents - End of the Period	$4,804,734	$7,594,147

Supplemental Cash Flow Information:
Interest Paid	$95,032	$57,386
Income taxes	$1,266,291	$1,422,694

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organizations

Asia Carbon Industries, Inc. (“Asia Carbon”) was incorporated June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

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

The Entrusted Agreements gave Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) subtopic 810-10. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

On April 17, 2012, pursuant to a Call Option Agreements dated December 29, 2009 between Karen Prudente and Ms. Guo Yun Yao, the Chairman and Chief Executive Officer (“CEO”) of Asia Carbon, and Mr. Chun De Meng, a director and Chief Operating Officer (“COO”) of Asia Carbon, respectively (the “Call Option Agreements”), Ms. Guo Yun Yao and Mr. Chun De Meng exercised options to purchase a total of 32,615,455 shares of common stock (the “Exercised Shares”). Of the Exercised Shares, Ms. Guo Yun Yao received 19,680,064 shares, representing 37.8% of the Company’s outstanding shares of common stock, and Mr. Chun De Meng received 2,535,391 shares, representing 0.5% of the Company’s outstanding shares of common stock. The remaining balance of shares held in trust by Karen Prudente is 3,623,939 shares. 10,400,000 shares of the Exercised Shares were immediately gifted to eight relatives of Ms. Yao and Mr. Meng.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Asia Carbon, its subsidiaries, and its VIE for which Asia Carbon is the primary beneficiary. All significant inter-company transactions were eliminated in consolidation.

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

The foreign exchange rates used in the translation are follows:

	Six Months Ended		Three Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2012	2011	2012	2011	2011
RMB/US$ exchange rate at the period end	0.1574	0.1547	0.1574	0.1547	0.1589
Average RMB/US$ exchange rate for the period	0.1582	0.1528	0.1580	0.1538	0.1547

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations.  There was no material foreign currency transaction gain or loss for the six or three months ended June 30, 2012 or 2011.

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

Long Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with ASC subtopic 360-10-15 “Impairment or Disposal of Long-Lived Assets” which requires to evaluate a long-lived asset for recoverability when there are events or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no material advertising costs for the six and three months ended June 30, 2012 and 2011.

Research and Development

In accordance with the ASC subtopic 730-10, “Research and Development”, the Company expenses all research and development costs as incurred. There were no material research and development cost for the six and three months ended June 30, 2012 and 2011.

Segment Information

ASC subtopic 280-10 requires disclosures about segments and related information of a public entity.  The Company manufactures and sells carbon black made from tar oil. The Company and its major suppliers and customers are all located in the PRC. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC subtopic 740-10, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2012 and December 31, 2011(audited) consisted of the following:

	2012	2011
Accounts receivable	$5,436,818	$4,489,254
Allowance for doubtful accounts	(97,330)	(84,935)
Accounts receivable, net	$5,339,488	$4,404,319

NOTE 4 – INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 (audited) consisted of the following:

	2012	2011
Raw materials	$1,304,192	$1,172,747
Packing and other materials	43,176	43,762
Finished products	2,047,916	1,930,247
	$3,395,284	$3,146,756

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 (audited) is summarized as follows:

	Estimated
	Useful Lives	2012	2011
Plant	20	$6,663,994	$5,784,796
Machinary and equipment	10	16,593,319	16,750,387
Transportation equipment	5	115,476	116,569
Other machinary and equipment	5	57,436	57,980
Construction in progress		5,351,940	-
		28,782,165	22,709,732
Less: Accumulated Depreciation		5,123,377	4,278,325
		$23,658,788	$18,431,407

Depreciation of property, plant and equipment was $889,707 and $634,226 for the six months ended June 30, 2012 and 2011, and $449,400 and $323,917 for the three months ended June 30, 2012 and 2011, respectively. Depreciation included in cost of sales was $838,175 and $519,721 for the six months ended June 30, 2012 and 2011, and $423,676 and $266,330 for the three months ended June 30, 2012 and 2011, respectively.

The Company has begun construction of a 3000KW power plant, which will utilize residual heat generated from the Company’s carbon black manufacturing process and related water supply project.  The plant’s 3000KW capacity will satisfy the Company’s electricity needs for the current production capacities.  Total estimated cost to complete the construction of these facilities is $2.2 million. The expected completion time is the end of October 2012.

NOTE 6 – LAND USE RIGHTS

On December 29, 2005, the Company lent RMB554,130 ($87,226) to Xigu Village (“Village”), which was interest free and due December 29, 2008.  The Village failed to repay the loan as of December 29, 2008.  Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for 49 mu (8.07 acre) of land. The lease requires a yearly payment of RMB10,000 ($1,574) through July, 2053. The Company has no obligation to pay this lease due to the default of Village loan. The balance of the Village loan receivable was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of the land use rights.

On October 31, 2007, the Company lent an additional RMB1,000,000 ($158,790) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement,  if the Village was unable to repay the loan when due, the Company had  the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,574) through June 2056. The Company has no obligation to pay this lease due to the default of Village loan. The balance of the Village loan receivable was capitalized as land use rights and amortized over the remaining life of the land use rights lease started on November 1, 2010.

As of June 30, 2012 and December 31, 2011 (audited), land use rights were as follows:

	2012	2011
Land use rights	$244,636	$246,951
Less: accumulated amortization	31,974	29,806
Land use rights, net	$212,662	$217,145

Amortization of land use rights was recorded as rent. Rent expense was $2,458 and $2,376 for the six months ended June 30, 2012 and 2011, and $1,227 and $1,195 for the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the estimated annual amortization of land use rights for the next five years and thereafter is as follows:

2013	$4,893
2014	4,893
2015	4,893
2016	4,893
2017	4,893
Thereafter	188,197
Total	$212,662

NOTE 7 – SHORT TERM DEBT

Short term debt at June 30, 2012 and December 31, 2011 (audited) consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$-	$511,658
Interest at 14.43%, payable December 27, 2012	500,564	-
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	-	864,416
Interest at 14.43%, payable December 27, 2012	851,588	-
Total Short Term Debt	$1,352,152	$1,376,074

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On April 28, 2012, the Company repaid the $511,658 loan to Xigu Credit Union and the $864,416 loan to Chengguan Credit Union. On April 28, 2012, the Company borrowed (i) $500,564 from Xigu Credit Union at 14.43% due December 27, 2012; and (ii) $851,588 from Chengguan Credit Union at 14.43% and due December 27, 2012.

NOTE 8 – TAXES PAYABLE

Taxes payable at June 30, 2012 and December 31, 2011 (audited) consisted of:

	2012	2011
PRC corporation income tax	$199,584	$581,697
Value added tax	679,918	102,032
Other	16,964	10,490
Total	$896,466	$694,219

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

2011 Stock Incentive Plan

On September 13, 2011, the board of directors (“BOD”) of Asia Carbon passed a resolution to adopt Asia Carbon’s 2011 Incentive Stock Plan (the “Plan”) which aims to support and increase the Company’s ability to attract,  engage  and  retain  individuals  of  exceptional  talent,  to provide additional  incentive  for persons  employed by the  Company, including without limitation any employee,  director,  general partner or officer, and to advance the best interests of the Company by providing to those persons who have a substantial responsibility for its  management,  affairs,  and growth, a proprietary interest in the success of the Company,  thereby encouraging them to maintain their relationships with the Company.  The Plan reserved 5,000,000 shares of common stock of the Company for the issuance of equity awards thereunder.

On March 16, 2012, the BOD passed a resolution to issue 1,000,000 shares of common stock of the Company under the Plan to 10 senior managers or key employees as part of compensation for 2012. The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation cost evenly in 2012, resulting in $225,000 and $112,500 being expensed as general and administrative expenses in the six and three months ended June 30, 2012.

Entry into Guaranty Agreements – Related Party Transaction

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC (the “Lender”), Ms. Guo Yun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO (Ms. Yao and Mr. Meng jointly, the “Borrowers”) for a loan totaling RMB18 million (approximately $2,833,380) (the “Loan”). The Loan is due on August 23, 2012.  Liteweisi and Hongxing will be jointly liable for the Loan until the Loan is repaid at which point the guaranty obligation extinguishes.

NOTE 10 – STOCKHOLDERS’ EQUITY

On September 13, 2011, the BOD passed a resolution to issue and sell 151,910 restricted shares of common stock of the Company to two investors for $121,528 at $0.80 per share.

On September 13, 2011, the BOD passed a resolution to issue 25,000 restricted shares of common stock of the Company to Cody Management in consideration of investor relations services. The stock was valued at $0.71 per share (the market closing price on September 12, 2011). An investor relations expense of $17,750 was recorded during the three months ended September 30, 2011.

On September 13, 2011, the BOD passed a resolution to issue options to purchase an 400,000 shares of the Company’s common stock at $1.00 per share to three individuals in consideration for investor relations services. The $155,600 fair value of the stock options was calculated using a Black-Scholes option pricing model (“BSOPM”) and the following assumptions: risk-free interest rate of 0.35%; expected stock price volatility of 100%; stock price of $0.71 per share; exercise price of $1.00 per share; and term of 3 years.

Effective July 1, 2011, the Company granted stock options to its chief financial officer (“CFO”) and to a director as part of their 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the BOD dated September 30, 2011, whereby the Company granted 220,000 stock options to its CFO and 75,000 stock options to the director. The exercise price of the options is $0.64, the higher of the market closing price at December 31, 2011 and the market closing price at September 30, 2011. These stock options expire on December 31, 2014. The $116,230 fair value of the stock options was calculated using a BSOPM and the following assumptions: risk-free interest rate of 0.42%; expected stock price volatility of 100%; stock price of $0.64 per share; exercise price of $0.64 per share; and term of 3 years. The $116,230 estimated fair value of these stock options was expensed evenly over the quarters ending September 30 and December 31, 2011.

On December 23, 2011, the BOD passed a resolution to issue and sell 193,593 restricted shares of common stock of the Company to three investors for $133,780.

On March 15, 2012, the BOD passed a resolution to issue and sell 156,250 restricted shares of common stock of the Company to one investor for $100,000.

On March 16, 2012, the BOD passed a resolution to issue 1,000,000 shares of common stock of the Company to 10 senior managers or key employees as part of compensation for 2012 pursuant to the Plan.  The cost is estimated at $450,000 based on market closing price on March 15, 2012 of $0.45. The Company is amortizing these compensation costs evenly throughout 2012.

On May 3, 2012, the BOD passed a resolution to issue and sell 222,222 restricted shares of common stock of the Company to two investors for $100,000.

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of June 30, 2012 and December 31, 2011 (audited), the Company’s uninsured cash balances were approximately $4,769,000 and $8,029,000, respectively.

NOTE 12 – INCOME TAXES

The provision for income tax of $682,294 and $709,742 for the three months ended June 30, 2012 and 2011, respectively, and $1,364,512 and $1,467,719 for the six months ended June 30, 2012 and 2011, respectively, arose from foreign income tax incurred and/or paid to the Chinese tax bureau. The Company’s income tax was assessed at 25% of net income.

Foreign pretax earnings were $2,727,759 and $2,760,235 for the three months ended June 30, 2012 and 2011, respectively, and $5,449,815 and $5,751,772 for the six months ended June 30, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At June 30, 2012, approximately $24,130,000 of accumulated unadjusted earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of approximately $2,172,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of June 30, 2012 and December 31, 2011 (audited).

For the three and six months ended June 30, 2012 and 2011, reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows:

	Three Months		Six Months
	2012	2011	2012	2011

US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%	-9.0%	-9.0%
Changes in valuation allowance	1.7%	1.4%	2.1%	1.4%
Effective rate	26.7%	26.4%	27.1%	26.4%

At June 30, 2012, the Company had US net operating loss carry forwards of $1,338,524. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

For the three months ended June 30, 2012, four customers accounted for 62% of sales. During the comparable period in 2011, four customers accounted for 74% of sales. For the six months ended June 30, 2012, four customers accounted for 67% of sales. During the comparable period in 2011, four customers accounted for 74% of sales. The percentage of total sales during the three and six months ended June 30, 2012 and 2011 and accounts receivable balances at the end of the periods to these customers were as follows:

	2012			2011
	Three Months Ended June 30,	Six Months Ended June 30,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	June 30,
Customer	% of Sales	% of Sales	Accounts Receivable Balance	% of Sales	% of Sales	Accounts Receivable Balance
A	20%	23%	$1,099,678	30%	30%	$1,565,902
B	19%	20%	1,093,353	21%	21%	1,144,494
C	11%	12%	572,091	13%	12%	721,985
D	12%	12%	698,790	-	-	-
E	-	-	-	10%	11%	594,225
Total	62%	67%	$3,463,912	74%	74%	$4,026,606

The Company purchased raw materials predominantly from eight vendors during the three months ended June 30, 2012 and 2011. The Company purchased raw materials predominantly from five and eight vendors during the six months ended June 30, 2012 and 2011, respectively. The purchase percentage of total purchases from vendors from which the Company bought over 10% of its total purchases during the three and six months ended June 30, 2012 and 2011, and accounts payable balances at the end of the periods to these vendors were as follows:

	2012			2011
	Three Months Ended June 30,	Six Months Ended June 30,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	June 30,
Vendor	% of Purchases	% of Purchases	Accounts Payble Balance	% of Purchases	% of Purchases	Accounts Payble Balance
A	-	-	$-	12%	12%	$430,726
B	-	-	-	12%	12%	459,327
C	-	-	-	12%	12%	490,276
D	13%	13%	463,064	13%	13%	422,205
E	13%	13%	432,654	13%	13%	431,366
F	13%	13%	457,702	13%	13%	475,558
G	13%	13%	431,571	13%	13%	473,638
H	13%	13%	430,352	12%	12%	493,425
I	12%	*	*	-	-	-
J	12%	*	*	-	-	-
K	11%	*	*	-	-	-
Total	100%	65%	$2,215,343	100%	100%	$3,676,521

*	Percentage of purchase is less than 10% during six months ended June 30, 2012.

NOTE 14 – SUBSEQUENT EVENTS

On August 1, 2012, the Company received $50,000 from a third party un-related investor as stock purchase deposit. The funds were deposited in the US account of Asia Carbon’s.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial markets and its impact on economic growth in general, the competition in the carbon black industry and the impact of such competition on pricing, revenues and margins,  and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. In light of this risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by U.S. federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) Asia Carbon Industries, Inc. (“Asia Carbon”), a corporation incorporated in the State of Maryland; (ii) Jin Zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”), a wholly-owned subsidiary of Asia Carbon organized under the laws of the PRC; (iv) Taiyuan Hongxing Carbon Black Ltd. (“Hongxing”), a company organized under the laws of the PRC, the Variable Interest Entity (“VIE”) of Asia Carbon.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

The Company, through Hongxing, its operating company in the PRC, manufactures carbon black products under the brand name “Great Double Star” and other by-products.

The Company currently manufactures one “soft” and two “hard” carbon black products, called N660, N330, and N220, respectively. N660 is a soft carbon black which has the flexibility necessary for the production of automobile tire inner tubes and hoses. N220 and N330 are hard carbon black. N220 has good strength and elongation properties, is mainly used in the manufacturing of automobile tires. N330 has a lower production cost and is mainly used in manufacturing sides of automobile tires.

Most of the Company’s products are used by the tire industry in China.

Recent Development

In June 2012, the Company has begun construction of a 3000 KW power plant. Utilizing residual heat generated from the Company’s carbon black manufacturing process, the plant’s 3000 KW capacity will satisfy the Company’s electricity needs for current production lines.

The budget for construction of the facility is approximately $6.3 million, which will be fully funded by Company operations. Expected to be operational early in the fourth quarter of this year, management estimates that the facility will reduce Asia Carbons’ electricity expenses by approximately $1.3 million annually.

Results of Operations

Comparisons for the Three Months Ended June 30, 2012 and 2011

Sales

	2012		2011
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$8,085,500	8,307	$8,635,496	8,032
N330	2,183,574	2,426	2,218,323	2,333
N660	2,084,357	2,425	2,187,882	2,333
Naphthalene oil	841,103	1,050	459,171	510
Total Sales	$13,194,534	14,208	$13,500,872	13,208

Sales for the three months ended June 30, 2012 totaled $13,194,534, a decrease of $306,338 or 2%, compared to $13,500,872 for the comparable period of 2011.  The decrease in sales was mainly attributable to (i) the decrease in the market price of carbon black, which resulted from the consolidation of tire manufacturers; (ii) lower demand for carbon blacks and (iii) the decrease in the market price of coal tars oil, a residual heavy oil from the distillation of coal tars, which is the principal raw material used in our production of carbon black. The average sales price of our products was $929 per metric ton during three months ended June 30, 2012, a decrease of $93 per ton, or 9%, from $1,022 per ton during three months ended June 30, 2011. In the three months ended June 30, 2012, we sold 14,208 metric tons of carbon black and naphthalene oil, an increase of 1000 metric tons, or 8%, compared to 13,208 metric tons in the comparable period of 2011. The increase in sales quantities offset 77% impact of decreased selling price.

During the three months ended June 30, 2012 and 2011, the Company sold 13,158 tons and 12,698 tons of carbon blacks, respectively, and increase of 460 tons or 4%. The increase in sales quantity is attributable to the quality of our products and the increase in new customers.   The Company’s total carbon black production capacity was 61,000 tons per annum. The annualized production/total capacity utilization rate was 86% and 83% during three months ended June 30, 2012 and 2011, respectively.

Cost of Sales

Cost of sales was $10,257,861 for the three months ended June 30, 2012, a decrease of $294,433, or 3% compared to $10,552,294 in the three months ended June 30, 2011. It was mainly attributable to the decrease in price of raw materials. Products used 22,541 metric tons of coal tar oil in the three months ended June 30, 2012, a decrease of 155 tons, or 1%, compared to 22,696 tons in the same period in 2011. The decrease in usage of coal tar oil resulted from the usage of natural gas as fuel instead of coal tar oil from the second quarter of 2012. The average price of coal tars was $395 per ton during the three months ended June 30, 2012, a decrease of $32 per ton, or 7%, from $427 per ton during the same period of 2011.

Gross Profit Rate

Gross profit was $2,936,673 in the three months ended June 30, 2012, a decrease of $11,905, compared to $2,948,578 in the three months ended June 30, 2011. The gross profit rate was 22% for the three months ended June 30, 2012 and 2011.

Operating Expenses

Operating expenses included depreciation, allowance for bad debts, selling, professional and consulting fees and other general and administrative expenses. Operating expenses were $340,699 in the three months ended June 30, 2012, an increase of $105,237, or 45% compared to $235,462 in the three months ended June 30, 2011.

The increase in operating expenses was attributable to equity award granted under the Company’s 2011 Stock Incentive Plan (the “Plan”). On March 16, 2011, the Company’s board of directors passed a resolution to issue 1,000,000 shares of common stock of the Company under the Plan to ten senior managers or key employees as part of their compensation for 2012.  The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation evenly in 2012, resulting in $112,500 being expensed as general and administrative expenses in the three months ended June 30, 2012.

Our selling expenses increased $20,886, or 29%, to $93,297 in the three months ended June 30, 2012 from $72,411 in the same period of 2011. The increase in selling expense resulted from increased delivery cost, which was driven by higher gas prices.

The increase in stock compensation cost and selling cost offset by a $31,862 decrease in depreciation expense recorded in operating expenses.

Net Income

Net income was $1,871,477 in the three months ended June 30, 2012, a decrease of $109,963, or 6%, compared to $1,981,440 in the three months ended June 30, 2011. Net income per share was $0.04 in 2012 and 2011, respectively. Decrease in net income was a result of decreased unit sales price and increased stock incentive expenses.

Comparisons for the Six Months Ended June 30, 2012 and 2011

Sales

	2012		2011
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$15,900,710	16,307	$17,208,348	15,715
N330	4,174,381	4,710	4,431,196	4,554
N660	4,006,678	4,714	4,395,598	4,569
Naphthalene oil	1,694,457	2,100	907,246	1,010
Total Sales	$25,776,226	27,831	$26,942,388	25,848

Sales for the six months ended June 30, 2012 totaled $25,776,226, a decrease of $1,166,162 or 4%, compared to $26,942,388 for the comparable period of 2011.  The decrease in sales was mainly attributable to (i) the decrease in the market price of carbon black, which resulted from the consolidation of tire manufacturers; (ii) lower demand for carbon blacks and (iii) the decrease in the market price of coal tars oil, a residual heavy oil from the distillation of coal tars, which is the principal raw material used in our production of carbon black. The average sales price of our products was $926 per metric ton during the six months ended June 30, 2012, a decrease of $116 per ton, or 11%, from $1,042 per ton during the six months ended June 30, 2011. During the six months ended June 30, 2012, we sold 27,831 metric tons of carbon black and naphthalene oil, an increase of 1,983 metric tons, or 8%, compared to 25,848 metric tons in the comparable period of 2011. The increase in sales quantities offset 64% impact of decreased selling price.

During the six months ended June 30, 2012, the Company sold 25,731 tons of carbon black, an increase of 993 tons, or 4%, compared to 24,838 tons of carbon blacks in the comparable period of 2011. The increase in sales quantity is attributable to the quality of our products and the increase in new customers. The annualized production/total capacity utilization rate was 84% and 81% during the six months ended June 30 2012 and 2011, respectively.

Cost of Sales

Cost of sales was $19,913,601 for the six months ended June 30, 2012, a decrease of $898,777, or 4% compared to $20,812,378 in the six months ended June 30, 2011. It was mainly attributable to the decrease in price of raw materials. Products used 45,403 metric tons of coal tar oil in the six months ended June 30, 2012, an increase of 1015 tons, or 2%, compared to 44,388 tons in the same period in 2011. The average price of coal tars was $389 per ton during the six months ended June 30, 2012, a decrease of $43 per ton, or 10%, from $432 per ton during the comparable period of 2011.

Gross Profit Rate

Gross profit was $5,862,625 in the six months ended June 30, 2012, a decrease of $267,385, or 4% compared to $6,130,010 in the six months ended June 30, 2011. The decrease in gross profit resulted from decrease of selling price discussed above. The gross profit rate was 23% for the six months ended June 30, 2012 and 2011.

Operating Expenses

Operating expenses included depreciation, allowance for bad debts, selling, professional and consulting fees and other general and administrative expenses. Operating expenses were $742,778 in the six months ended June 30, 2012, an increase of $216,512, or 41% compared to $526,266 in the six months ended June 30, 2011.

The increase in operating expenses was attributable to equity award granted under the Plan. On March 16, 2011, the Company’s board of directors passed a resolution to issue 1,000,000 shares of common stock of the Company under the plan to ten senior managers or key employees as part of compensation for 2012.  The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation evenly in 2012, resulting in $225,000 being expensed as general and administrative expenses in the six months ended June 30, 2012.

Our selling expenses increased $41,501, or 29%, to $184,988 in the six months ended June 30, 2012 from $143,487 in the same period of 2011. The increase in selling expense resulted from increased delivery cost, which was driven by higher gas prices.

The increase in stock compensation cost and selling cost offset by a $62,973 decrease in depreciation expense recorded in operating expenses.

Net Income

Net income was $3,678,558 in the six months ended June 30, 2012, a decrease of $408,355, or 10%, compared to $4,086,913 in the six months ended June 30, 2011. Net income per share was $0.07 and $0.08 for the six months ended June 30 in 2012 and 2011, respectively. Decrease in net income was a result of decreased unit sales price and increased stock incentive expenses.

Liquidity and Capital Resources

We had cash of $4,804,734 and $8,092,411 as of June 30, 2012 and December 31, 2011, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable have been a significant portion of our current assets, at $5,339,488 and $4,404,319, or 39% and 28%, of current assets, as of June 30, 2012 and December 31, 2011, respectively. The increase in accounts receivable resulted from increase in customers in 2012. The Company has been engaged with four new customers during 2012. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay, or to fail to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Our accounts receivable aging was as follows, as of June 30, 2012 and December 31, 2011:

	Total	Current	31-90 days	91-120 days	121-360 days	Over 361 days
2012	100.00%	87.21%	11.08%	1.04%	0.00%	0.67%
2011	100.00%	90.50%	8.69%	0.00%	0.00%	0.81%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced significant amount of bad debt since the inception of our operations. Allowance for doubtful accounts was $97,330 and $84,935 as of June 30, 2012 and December 31, 2011, respectively.

Net cash provided by operating activities was $2,986,174 and $4,824,287 in six months ended June 30, 2012 and 2011, respectively. The decrease in net cash provided by operating activities in 2012 was mainly due to (i) a $1,399,787 negative change in accounts receivables, as the Company’s accounts receivable balance increased in the six months ended June 30, 2012 compared to that of the six months ended June 30, 2011, (ii) a $753,937 negative change in accounts payable, as the Company paid more of its accounts payable in the six months ended June 30, 2012 than in the six months ended June 30, 2011.

Net cash used in investing activities were $6,285,381 and $3,236,557 in the six months ended June 30, 2012 and 2011, respectively. Capital expenditures of $939,786 in the six months ended June 30, 2012 related to the Company’s new warehouse built in 2012. Capital expenditures of $5,351,940 in the six months ended June 30, 2012 related to the Company’s new construction of power plant. Capital expenditure of $3,236,557 in 2011 was related to the Company’s natural gas project and byproducts processing project.

Net cash provided by financing activities was $138,881 in the six months ended June 30, 2012, which was received from private investors. During the six months ended June 30, 2012, the Company repaid short term loans of $1,370,012 and acquired new short term loans of $1,358,938. In the six months ended June 30, 2011, the Company received $60,955 from private investors. In the six months ended June 30, 2011, the Company repaid short term loans of $1,339,875 and acquired $1,339,875 short term loans.

Short Term Debt

Short term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$-	$511,658
Interest at 14.43%, payable December 27, 2012	500,564	-
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	-	864,416
Interest at 14.43%, payable December 27, 2012	851,588	-
Total Short Term Debt	$1,352,152	$1,376,074

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On April 28, 2012, the Company repaid the $511,658 loan to Xigu Credit Union and the $864,416 loan to Chengguan Credit Union. On April 28, 2012, the Company borrowed (i) $500,564 from Xigu Credit Union at 14.43% due December 27, 2012; and (ii) $851,588 from Chengguan Credit Union at 14.43% and due December 27, 2012.

Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we do not have sufficient available cash, we will have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

We believe our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the operation for next 12 months. However, as we are seeking to increase our production capacity in the near future, and it is possible that cash from operation will not enough to support our expansion and we may require additional funding from external source, either debt or equity financing. We cannot be sure funding will be available on reasonable terms when we require funding.

Off-balance Sheet Arrangements

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC (the “Lender”), Ms. Guo Yun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO (Ms. Yao and Mr. Meng jointly, the “Borrowers”) for a loan totaling RMB18 million (approximately $2,833,380) (the “Loan”). The Loan is due on August 23, 2012. Liteweisi and  Hongxing will be jointly liable for the Loan until the Loan is repaid by the Borrowers to the Lender at which point the guaranty obligation extinguishes.

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

At the conclusion of the period ended June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, as of such fiscal year end we identified material weaknesses in our internal control over financial reporting and described several actions we plan to take to remedy such material weaknesses.  During the quarter ended June 30, 2012, we have continued on job training of accounting and other related personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC (the “Lender”), Ms. Guo Yun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO (Ms. Yao and Mr. Meng jointly, the “Borrowers”) for a loan totaling RMB18 million (approximately $2,833,380) (the “Loan”). The Loan is due on August 23, 2012.  Liteweisi and Hongxing will be jointly liable for the Loan until the Loan is repaid by the Borrowers  to the Lender at which point the guaranty obligation extinguishes.

Item 6.  Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date:  August 14, 2012                                                                 By: /s/ Guo Yun Yao
Guo Yun Yao
Chief Executive Officer, President, Secretary and Chairman of the Board
(principal executive officer)

Date:  August 14, 2012                                                                 By: /s/ Xiaolong Zhou
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

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements with detail tagging. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.