Form 10-Q
period 2012-09-30
Asia Carbon Industries, Inc.
filed 2012-11-14
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  52,357,052 shares of common stock, $.001 par value, as of November 2, 2012.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets:
Cash and equivalents	$7,180,849	$8,092,411
Accounts receivable, net	5,574,850	4,404,319
Inventories	3,242,618	3,146,756
Prepaid expenses	118,864	11,138
Total Current Assets	16,117,181	15,654,624

Property, Plant and Equipment, net	23,220,511	18,431,407

Other Assets:
Land use rights, net	213,723	217,145

TOTAL ASSETS	$39,551,415	$34,303,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,366,755	$1,376,074
Accounts payable	3,195,247	4,009,531
Accrued liabilities	189,027	153,735
Taxes payable	624,863	694,219
Investor deposit payable	50,000	49,985
Due to shareholder	26,442	26,415
Total Current Liabilities	5,452,334	6,309,959

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 52,357,052 and 50,978,580 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	52,357	50,979
Additional paid-in capital	6,590,901	5,942,339
Statutory reserves	2,025,737	2,025,737
Retained earnings	22,514,586	17,138,113
Accumulated other comprehensive income	2,915,500	2,836,049
Total Stockholders' Equity	34,099,081	27,993,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,551,415	$34,303,176

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	$12,699,296	$10,997,216	$38,475,522	$37,939,604
Cost of Sales	9,999,108	8,364,288	29,912,709	29,176,666
Gross Profit	2,700,188	2,632,928	8,562,813	8,762,938

Operating Expenses:
Depreciation	25,644	58,342	77,176	172,847
Selling	94,451	79,419	279,439	222,906
Professional fees	49,181	207,621	204,681	365,299
Other	170,630	109,745	521,388	220,341
Total Operating Expenses	339,906	455,127	1,082,684	981,393
Income From Operations	2,360,282	2,177,801	7,480,129	7,781,545
Other Income and (Expense)
Interest income	4,881	9,855	22,985	18,803
Interest expense	(49,889)	(45,690)	(144,770)	(103,750)
Total Other Income and (Expense)	(45,008)	(35,835)	(121,785)	(84,947)
Income Before Provision for Tax	2,315,274	2,141,966	7,358,344	7,696,598
Provision for tax	617,359	614,304	1,981,871	2,082,023
Net Income	1,697,915	1,527,662	5,376,473	5,614,575

Other comprehensive income	363,187	331,360	79,451	786,178
Comprehensive Income	$2,061,102	$1,859,022	$5,455,924	$6,400,753

Net Income Per Share - Basic	$0.03	$0.03	$0.10	$0.11
Net Income Per Share - Diluted	$0.03	$0.03	$0.10	$0.11
Weighted Average Shares Outstanding - Basic	52,357,052	50,642,690	51,957,189	50,619,741
Weighted Average Shares Outstanding - Diluted	52,357,052	50,642,690	51,957,189	50,619,741

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash Flows from Operating Activities:
Net Income	$5,376,473	$5,614,575
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for doubtful accounts	18,068	1,124
Depreciation	1,337,713	956,208
Amortization of land use rights	3,682	3,587
Common stock issued for services	450,000	17,750
Options issued for services	-	135,915
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,188,811)	1,386,126
Increase in inventories	(95,862)	(868,693)
Increase in prepaid expenses	(107,726)	(211)
Decrease in accounts payable	(814,284)	(380,557)
Increase in accrued expenses	35,292	1,236
Decrease in taxes payable	(69,356)	(121,481)
Net Cash Provided by Operating Activities	4,945,189	6,745,579

Cash Flows from Investing Activities:
Capital expenditures	(6,112,152)	(5,710,468)
Net Cash Used in Investing Activities	(6,112,152)	(5,710,468)

Cash Flows from Financing Activities:
Repayment of short term debt	(1,377,893)	(1,357,888)
Proceeds from short term debt	1,366,755	1,357,888
Cash advances from shareholder	-	5,593
Decrease in investor deposit payable	15	71,440
Proceeds from private placement	199,940	121,528
Net Cash Provided by Financing Activities	188,817	198,561

Effect of Exchange Rate Changes on Cash	66,584	429,011
Net (Decrease) Increase in Cash and Equivalents	(911,562)	1,662,683
Cash and Equivalents - Beginning of the Period	8,092,411	5,717,142

Cash and Equivalents - End of the Period	$7,180,849	$7,379,825

Supplemental Cash Flow Information:
Interest Paid	$144,863	$103,010
Income taxes	$1,939,780	$2,132,840

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organizations

Asia Carbon Industries, Inc. (“Asia Carbon”) was incorporated June 23, 2008 under the laws of the State of Maryland.  The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC” or “China”).

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

On April 17, 2012, pursuant to a Call Option Agreements dated December 29, 2009 between Karen Prudente and Ms. Guo Yun Yao, the Chairman and Chief Executive Officer (“CEO”) of Asia Carbon, and Mr. Chun De Meng, a director and Chief Operating Officer (“COO”) of Asia Carbon, respectively (the “Call Option Agreements”), Ms. Guo Yun Yao and Mr. Chun De Meng exercised options to purchase 32,615,455 shares of common stock (the “Exercised Shares”). Of the Exercised Shares, Ms. Guo Yun Yao received 19,680,064 shares, representing 37.8% of the Company’s outstanding shares of common stock, and Mr. Chun De Meng received 2,535,391 shares, representing 4.8% of the Company’s outstanding shares of common stock. The remaining balance of shares held in trust by Karen Prudente is 3,623,939 shares. 10,400,000 shares of the Exercised Shares were immediately gifted to eight relatives of Ms. Yao and Mr. Meng.

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

The foreign exchange rates used in the translation are follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2012	2011	2012	2011	2011
RMB/US$ exchange rate at the period end	0.1591	0.1568	0.1591	0.1568	0.1589
Average RMB/US$ exchange rate for the period	0.1575	0.1558	0.1580	0.1544	0.1547

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. There was no material foreign currency transaction gain or loss for the three and nine months ended September 30, 2012 or 2011.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no material advertising costs for the three and nine months ended September 30, 2012 and 2011.

Research and Development

In accordance with the ASC subtopic 730-10, “Research and Development”, the Company expenses all research and development costs as incurred. There were no material research and development cost for the three and nine months ended September 30, 2012 and 2011.

Segment Information

ASC subtopic 280-10 requires disclosures about segments and related information of a public entity.  The Company manufactures and sells carbon black made from tar oil. The Company and its major suppliers and customers are located in the PRC. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2012 and December 31, 2011(audited) consisted of the following:

	2012	2011
Accounts receivable	$5,678,065	$4,489,254
Allowance for doubtful accounts	(103,215)	(84,935)
Accounts receivable, net	$5,574,850	$4,404,319

NOTE 4 – INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 (audited) consisted of the following:

	2012	2011
Raw materials	$1,319,417	$1,172,747
Packing and other materials	36,408	43,762
Finished products	1,886,793	1,930,247
	$3,242,618	$3,146,756

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at September 30, 2012 and December 31, 2011 (audited) is summarized as follows:

	Estimated
	Useful Lives	2012	2011
Plant	20	$6,735,963	$5,784,796
Machinary and equipment	10	16,772,524	16,750,387
Transportation equipment	5	116,723	116,569
Other machinary and equipment	5	58,057	57,980
Construction in progress		5,168,624	-
		28,851,891	22,709,732
Less: accumulated depreciation		5,631,380	4,278,325
		$23,220,511	$18,431,407

Depreciation of property, plant and equipment was $448,006 and $287,381 for the three months ended September 30, 2012 and 2011, and $1,337,713 and $956,208 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation included in cost of sales was $422,362 and $270,167 for the three months ended September 30, 2012 and $1,260,537 and $783,361 for the nine months ended September 30, 2012 and 2011, respectively.

The Company begun construction of a 3000KW power plant, which will utilize residual heat generated from the Company’s carbon black manufacturing process and related water supply project. The plant’s 3000KW capacity will satisfy the Company’s electricity needs for the current production capacities. Total estimated cost to complete the construction of these facilities is $1.1 million. The expected completion time is the end of November 2012.

NOTE 6 – LAND USE RIGHTS, NET

On December 29, 2005, the Company lent RMB554,130 ($88,168) to Xigu Village (“Village”), which was interest free and due December 29, 2008. The Village failed to repay the loan as of December 29, 2008. Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for 49 mu (8.07 acre) of land the Village owns. The lease requires a yearly payment of RMB10,000 ($1,591) through July 2053, which started from July 2003. The Company has no obligation to pay this lease due to the default of Village loan. The balance of the Village loan receivable was capitalized at December 31, 2008 as land use rights and amortized over the remaining life of the land use rights.

On October 31, 2007, the Company lent an additional RMB1,000,000 ($159,110) to the Village. The loan was interest free and due October 31, 2010. Xigu Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement, if the Village was unable to repay the loan when due, the Company had the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,591) through June 2056, which started from June 2006. The Company has no obligation to pay this lease due to the default of Village loan. The balance of the Village loan receivable was capitalized as land use rights and amortized over the remaining life of the land use rights lease started on November 1, 2010.

As of September 30, 2012 and December 31, 2011 (audited), land use rights were as follows:

	2012	2011
Land use rights	$247,278	$246,951
Less: accumulated amortization	33,555	29,806
Land use rights, net	$213,723	$217,145

Amortization of land use rights was recorded as rent. Rent expense was $1,224 and $1,211 for the three months ended September 30, 2012 and 2011, respectively, and $3,682 and $3,587 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the estimated annual amortization of land use rights for the next five years and thereafter is as follows:

2013	$4,946
2014	4,946
2015	4,946
2016	4,946
2017	4,946
Thereafter	188,993
Total	$213,723

NOTE 7 – SHORT TERM DEBT

Short term debt at September 30, 2012 and December 31, 2011 (audited) consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$-	$511,658
Interest at 14.43%, payable December 27, 2012	505,970	-
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	-	864,416
Interest at 14.43%, payable December 27, 2012	860,785	-
Total Short Term Debt	$1,366,755	$1,376,074

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On April 28, 2012, the Company repaid the $511,658 loan to Xigu Credit Union and the $864,416 loan to Chengguan Credit Union. On April 28, 2012, the Company borrowed (i) $505,970 from Xigu Credit Union at 14.43% due December 27, 2012; and (ii) $860,785 from Chengguan Credit Union at 14.43% and matures December 27, 2012.

NOTE 8 – TAXES PAYABLE

Taxes payable at September 30, 2012 and December 31, 2011 (audited) consisted of:

	2012	2011
PRC corporation income tax	$623,788	$581,697
Value added tax	990	102,032
Other	85	10,490
Total	$624,863	$694,219

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

On March 16, 2012, the BOD passed a resolution to issue 1,000,000 shares of common stock of the Company under the Plan to 10 senior managers or key employees as part of compensation for 2012. The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation cost evenly in 2012, resulting in $112,500 and $337,500 being expensed as general and administrative expenses in the three and nine months ended September 30, 2012.

Entry into Guaranty Agreements – Related Party Transaction

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC (the “Lender”), Ms. Guo Yun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO (Ms. Yao and Mr. Meng jointly, the “Borrowers”) for a loan totaling RMB18 million ($2,863,980) (the “Loan”). The Loan was due on August 23, 2012. Liteweisi and Hongxing were jointly liable for the Loan until the Loan was repaid at which point the guaranty obligation extinguishes. The Loan was repaid in full in September 2012.

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

On September 13, 2011, the BOD passed a resolution to issue options to purchase 400,000 shares of the Company’s common stock at $1.00 per share to three individuals in consideration for investor relations services. The $155,600 fair value of the stock options was calculated using a Black-Scholes option pricing model (“BSOPM”) and the following assumptions: risk-free interest rate of 0.35%; expected stock price volatility of 100%; stock price of $0.71 per share; exercise price of $1.00 per share; and term of 3 years.

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

On March 15, 2012, the BOD passed a resolution to issue 1,000,000 shares of common stock of the Company to 10 senior managers or key employees as part of compensation for 2012 pursuant to the Plan. The cost is estimated at $450,000 based on market closing price on March 15, 2012 of $0.45. The Company is amortizing these compensation costs evenly throughout 2012.

On May 3, 2012, the BOD passed a resolution to issue and sell 222,222 restricted shares of common stock of the Company to two investors for $100,000.

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of September 30, 2012 and December 31, 2011 (audited), the Company’s uninsured cash balances were approximately $7,139,000 and $8,029,000, respectively.

NOTE 12 – INCOME TAXES

The provision for income tax was $617,359 and $614,304 for the three months ended September 30, 2012 and 2011, respectively, and $1,981,871 and $2,082,023 for the nine months ended September 30, 2012 and 2011, respectively, which arose from foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax is assessed at 25% of net income.

Foreign pretax earnings were $2,480,614 and $2,414,876 for the three months ended September 30, 2012 and 2011, respectively, and $7,930,383 and $8,166,731 for the nine months ended September 30, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At September 30, 2012, approximately $25,993,000 of accumulated unadjusted earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of approximately $2,339,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of September 30, 2012 and December 31, 2011 (audited).

Reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%	(9.0)%	(9.0)%
Changes in valuation allowance	1.7%	3.7%	1.9%	2.1%
Effective rate	26.7%	28.7%	26.9%	27.1%

At September 30, 2012, the Company had US net operating loss carry forwards of approximately $1,504,000. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2012, four customers accounted for 62% of sales. During the comparable period in 2011, four customers accounted for 81% of sales. For the nine months ended September 30, 2012, four customers accounted for 66% of sales. During the comparable period in 2011, five customers accounted for 85% of sales. The percentage of total sales during the three and nine months ended September 30, 2012 and 2011 and accounts receivable balances at the end of the periods to these customers were as follows:

	2012			2011
	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Sept 30,
Customer	% of Sales	% of Sales	Accounts Receivable Balance	% of Sales	% of Sales	Accounts Receivable Balance
A	20%	22%	$1,210,108	32%	30%	$1,402,494
B	19%	20%	1,134,803	24%	22%	1,113,718
C	11%	12%	713,195	15%	13%	734,200
D	12%	12%	614,228	10%	10%	530,047
E	*	*	-	*	10%	434,438
Total	62%	66%	$3,672,334	81%	85%	$4,214,897
* Percentage of total sales was less than 10%.

The Company purchased raw materials predominantly from eight vendors during the three months ended September 30, 2012 and 2011. The Company purchased raw materials predominantly from seven and eight vendors during the nine months ended September 30, 2012 and 2011, respectively. The purchase percentage of total purchases from vendors from which the Company bought over 10% of its total purchases during the three and nine months ended September 30, 2012 and 2011, and accounts payable balances at the end of the periods to these vendors were as follows:

	2012			2011
	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Sept 30,
Vendor	% of Purchases	% of Purchases	Accounts Payble Balance	% of Purchases	% of Purchases	Accounts Payble Balance
A	*	*	$-	12%	12%	$405,254
B	*	*	-	11%	12%	396,125
C	*	*	-	12%	12%	382,099
D	13%	13%	440,787	13%	13%	448,784
E	12%	13%	444,624	13%	13%	429,330
F	12%	13%	443,203	13%	13%	425,280
G	13%	13%	418,023	13%	13%	446,444
H	13%	13%	434,708	13%	12%	472,506
I	12%	10%	273,569	*	*	-
J	13%	10%	293,083	*	*	-
K	12%	*	284,583	*	*	-
Total	100%	85%	$3,032,580	100%	100%	$3,405,822
* Percentage of purchase was less than 10%.

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

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) Asia Carbon Industries, Inc. (“Asia Carbon”), a corporation incorporated in the State of Maryland; (ii) Jin Zheng Li-Te-Wei-Si Carbon (Taiyuan) Inc. (“Liteweisi”), a wholly-owned subsidiary of Asia Carbon organized under the laws of the PRC; (iii) Taiyuan Hongxing Carbon Black Ltd. (“Hongxing”), a company organized under the laws of the PRC, the Variable Interest Entity (“VIE”) of Asia Carbon.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “US dollar” and “$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

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

Recent Development

In June 2012, the Company began construction on a 3000 KW power plant. Utilizing residual heat generated from the Company’s carbon black manufacturing process, the plant’s 3000 KW capacity will satisfy the Company’s electricity needs for current production lines.

The budget for construction of the facility is approximately $6.3 million, which will be fully funded by Company operations. The  management estimates that the facility will reduce Asia Carbon’s electricity expenses by approximately $1.3 million annually. The construction is to be completed by the end of November 2012.

In September 2012, the Company decided to renovate and convert its three dry production lines to specialty carbon black production lines. Specialty carbon black has a broader range of use as compared to the more traditional products including use as a pigmenting agent, UV stabilizer or conductive agent in a variety of products, such as plastics, toners and printing ink and coating, battery and electrical parts. The management believes the specialty carbon black to be produced at the new facilities will potentially generate more revenues as a result of the higher sales prices. The conversion will affect the Company’s fourth quarter and annual operations results since the three dry production lines will cease operations during the conversion period. The project began construction on October 2012 which has been and will be funded by cash from operations. The project is to be completed in three to five months depending on the weather. The total estimated cost is approximately $4 million.

Results of Operations

Comparisons for the Three Months Ended September 30, 2012 and 2011

Sales

	2012		2011
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$7,924,482	8,481	$7,329,444	7,292
N330	2,096,747	2,434	1,650,681	1,847
N660	1,971,471	2,428	1,600,559	1,849
Naphthalene oil	706,596	1,050	416,532	510
Total Sales	$12,699,296	14,393	$10,997,216	11,498

Sales for the three months ended September 30, 2012 totaled $12,699,296, an increase of $1,702,080 or 15%, compared to $10,997,216 for the comparable period of 2011. The increase in sales was mainly attributable to the increase in sales quantities. Increase in sales quantities brought $2,768,911 income offset by a decrease of $1,066,831, which resulted from a lower sales price in the current quarter. The average sales price of our products was $882 per metric ton during three months ended September 30, 2012, a decrease of $74 per ton, or 8%, from $956 per ton during three months ended September 30, 2011. In the three months ended September 30, 2012, we sold 14,393 metric tons of carbon black and naphthalene oil, an increase of 2,895 metric tons, or 25%, compared to 11,498 metric tons in the comparable period of 2011.

During the three months ended September 30, 2012 and 2011, the Company sold 13,343 tons and 10,988 tons of carbon blacks, respectively, an increase of 2,355 tons or 21%. The increase in sales quantity was attributable to the quality of our products and the increase in new customers.   The Company’s total carbon black production capacity was 61,000 tons per annum. The annualized production/total capacity utilization rate was 87% and 72% during three months ended September 30, 2012 and 2011, respectively.

Cost of Sales

Cost of sales was $9,999,108 for the three months ended September 30, 2012, an increase of $1,634,820, or 20% compared to $8,364,288 in the three months ended September 30, 2011. It was mainly attributable to the increase in sales quantities in the three months ended September 30, 2012. Products used 22,672 metric tons of coal tar oil in the three months ended September 30, 2012, an increase of 3,139 tons, or 16%, compared to 19,533 tons in the same period in 2011. The increase in usage of coal tar oil resulted from increase in sales quantities. The average price of coal tars was $374 per ton during the three months ended September 30, 2012, a decrease of $15 per ton, or 4%, from $389 per ton during the same period of 2011.

Gross Profit Rate

Gross profit was $2,700,188 in the three months ended September 30, 2012, an increase of $67,260, or 3%, compared to $2,632,928 in the three months ended September 30, 2011. The gross profit rate was 21% for the three months ended September 30, 2012, a decrease of 3 percentage point, compared to 24% in the comparable period. The decrease in gross profit rate was a result of the decrease in sales price (8% in the three months ended September 30, 2012), which was greater than the decrease in cost of coal tar oils (4% in the three months ended September 30, 2012).

Operating Expenses

Operating expenses included depreciation, allowance for bad debts, selling, professional and consulting fees and other general and administrative expenses. Operating expenses were $339,906 in the three months ended September 30, 2012, a decrease of $115,221, or 25% compared to $455,127 in the three months ended September 30, 2011.

The decrease in operating expenses was mainly attributable to the decrease in professional fees, offset by the increase of stock compensation cost. Professional fees was $49,181 in the three months ended September 30, 2012, a decrease of $158,440, or 76%, compared to $207,621 in the comparable period. Among the professional fees in 2011, non-cash expenses totaled $153,665: common stock issued for investor relation services was valued at $17,750; options issued for investor relation services were valued at $77,800; options issued to Chief Financial Officer and certain director were valued at $58,115.  On March 16, 2012, the Company’s board of directors passed a resolution to issue 1,000,000 shares of common stock of the Company under the Company’s 2011 Stock Incentive Plan (the “Plan”) to ten senior managers or key employees as part of their compensation for 2012.  The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation evenly in 2012, resulting in $112,500 being expensed as general and administrative expenses in the three months ended September 30, 2012.

Our selling expenses increased $15,032, or 19%, to $94,451 in the three months ended September 30, 2012 from $79,419 in the same period of 2011. The increase in selling expense was mainly attributable to increased delivery cost, which resulted from increased sales quantity volume and higher gas prices.

Net Income

Net income was $1,697,915 for the three months ended September 30, 2012, an increase of $170,253, or 11%, compared to $1,527,662 in the three months ended September 30, 2011. Net income per share was $0.03 in 2012 and 2011. Increase in net income was a result of increased sales and reduced operating expenses.

Comparisons for the Nine Months Ended September 30, 2012 and 2011

Sales

	2012		2011
Product	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$23,825,192	24,788	$24,537,793	23,007
N330	6,271,128	7,144	6,081,877	6,401
N660	5,978,149	7,142	5,996,156	6,418
Naphthalene oil	2,401,053	3,150	1,323,778	1,520
Total Sales	$38,475,522	42,224	$37,939,604	37,346

Sales for the nine months ended September 30, 2012 totaled $38,475,522, an increase of $535,918 or 1%, compared to $37,939,604 for the comparable period of 2011.  The increase in sales was mainly attributable to the increase in sales quantities offset by the decrease in sales price. During the nine months ended September 30, 2012, the Company sold 42,224 metric tons of carbon black and naphthalene oil, an increase of 4,878 metric tons, or 13%, compared to 37,346 metric tons in the comparable period of 2011.The average sales price of our products was $911 per metric ton during the nine months ended September 30, 2012, a decrease of $105 per ton, or 10%, from $1,016 per ton during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the Company sold 39,074 tons of carbon black, an increase of 3,248 tons, or 9%, compared to 35,826 tons of carbon blacks in the comparable period of 2011. The increase in sales quantity was attributable to the quality of our products and the increase in new customers. The annualized production/total capacity utilization rate was 85% and 78% during the nine months ended September 30 2012 and 2011, respectively.

Cost of Sales

Cost of sales was $29,912,709 for the nine months ended September 30, 2012, an increase of $736,043, or 3% compared to $29,176,666 in the nine months ended September 30, 2011. The increase was mainly attributable to the increase in production quantities. Products used 68,075 metric tons of coal tar oil in the nine months ended September 30, 2012, an increase of 7,946 tons, or 13%, compared to 60,129 tons in the same period in 2011. The average price of coal tars was $382 per ton during the nine months ended September 30, 2012, a decrease of $31 per ton, or 7%, from $413 per ton during the comparable period of 2011.

Gross Profit Rate

Gross profit was $8,562,813 in the nine months ended September 30, 2012, a decrease of $200,125, or 2% compared to $8,762,938 in the nine months ended September 30, 2011. The gross profit rate was 22% and 23% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in gross profit and gross profit rate resulted from the decrease in sales price (10% in the nine months ended September 30, 2012), which was deeper than the decrease in cost of coal tar oils (7% in the nine months ended September 30, 2012).

Operating Expenses

Operating expenses included depreciation, allowance for bad debts, selling, professional and consulting fees and other general and administrative expenses. Operating expenses were $1,082,684 in the nine months ended September 30, 2012, an increase of $101,291, or 10% compared to $981,393 in the nine months ended September 30, 2011.

The increase in operating expenses was attributable to equity award granted under the Plan. On March 16, 2011, the Company’s board of directors passed a resolution to issue 1,000,000 shares of common stock of the Company under the plan to ten senior managers or key employees as part of compensation for 2012.  The cost was estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company plans to expense this compensation evenly in 2012, resulting in $337,500 being expensed as general and administrative expenses in the nine months ended September 30, 2012.

Our selling expenses increased $56,533, or 25%, to $279,439 in the nine months ended September 30, 2012 from $222,906 in the same period of 2011. The increase in selling expense was mainly attributable to increased delivery cost, which resulted from increased sales quantity volume and higher gas prices.

The increase in stock compensation cost and selling cost were offset by a $95,671 decrease in depreciation expense recorded in operating expenses and a $160,618 decrease in professional fees. Among the professional fees in 2011, there was non-cash expenses of $153,665 (common stock issued for investor relation services was valued at $17,750; options issued for investor relation services were valued at $77,800; options issued to chief financial officer and director were valued at $58,115).

Net Income

Net income was $5,376,473 in the nine months ended September 30, 2012, a decrease of $238,102, or 4%, compared to $5,614,575 in the nine months ended September 30, 2011. Net income per share was $0.10 and $0.11 for the nine months ended September 30 in 2012 and 2011, respectively. Decrease in net income was a result of decreased unit sales price and increased stock incentive expenses.

Liquidity and Capital Resources

We had cash and equivalents of $7,180,849 and $8,092,411 as of September 30, 2012 and December 31, 2011, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Our accounts receivable have been a significant portion of our current assets, at $5,574,850 and $4,404,319, or 35% and 28%, of current assets, as of September 30, 2012 and December 31, 2011, respectively. The increase in accounts receivable was a direct result from an increase in customers in 2012. The Company has been engaged with four new customers during 2012. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay, or to fail to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Our accounts receivable aging was as follows, as of September 30, 2012 and December 31, 2011:

	Total	Current	31-90 days	91-120 days	121-360 days	Over 361 days
2012	100.00%	85.35%	13.00%	1.01%	0.00%	0.64%
2011	100.00%	90.50%	8.69%	0.00%	0.00%	0.81%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced significant amount of bad debt since the inception of our operations. Allowance for doubtful accounts was $103,215 and $84,935 as of September 30, 2012 and December 31, 2011, respectively.

Net cash provided by operating activities was $4,945,189 and $6,745,579 in nine months ended September 30, 2012 and 2011, respectively. The decrease in net cash provided by operating activities in 2012 was mainly due to (i) a $2,574,937 change ($1,188,811 increase in 2012; $1,386,126 decrease in 2011) in accounts receivables, as the Company’s accounts receivable balance increased in the nine months ended September 30, 2012 compared to that of the nine months ended September 30, 2011, (ii) a $437,727 change ($814,284 decrease in 2012; $380,557 decrease in 2011) in accounts payable, as the Company paid more of its accounts payable in the nine months ended September 30, 2012 than in the nine months ended September 30, 2011.

Net cash used in investing activities were $6,112,152 and $5,710,468 in the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures of $943,528 in the nine months ended September 30, 2012 related to the Company’s new warehouse built in 2012. Capital expenditures of $5,168,624 in the nine months ended September 30, 2012 related to the Company’s new construction of power plant. The capital expenditures of $5,710,468 in the nine months ended September 30, 2011 was related to the Company’s natural gas and byproducts processing projects. The Company  plans to use natural gas as fuel in the production instead of coal tars currently used.

Net cash provided by financing activities was $188,817 and $198,561 in the nine months ended September 30, 2012 and 2011, respectively. During nine months ended September 2012, the Company received $199,955 from private investors. The Company repaid short term loans of $1,377,893 and acquired new short term loans of $1,366,755. In the comparable period of 2011, the Company received $192,968 from private investors. The Company repaid short term loans of $1,357,888 and acquired $1,357,888 short term loans. The Company also received $5,593 advance from a shareholder.

Short Term Debt

Short term debt at September 30, 2012 and December 31, 2011 (audited) consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$-	$511,658
Interest at 14.43%, payable December 27, 2012	505,970	-
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	-	864,416
Interest at 14.43%, payable December 27, 2012	860,785	-
Total Short Term Debt	$1,366,755	$1,376,074

The short term debts are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans. On April 28, 2012, the Company repaid the $511,658 loan to Xigu Credit Union and the $864,416 loan to Chengguan Credit Union. On April 28, 2012, the Company borrowed (i) $505,970 from Xigu Credit Union at 14.43% due December 27, 2012; and (ii) $860,785 from Chengguan Credit Union at 14.43% and matures December 27, 2012.

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

Off-balance Sheet Arrangements

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC (the “Lender”), Ms. Guo Yun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO (Ms. Yao and Mr. Meng jointly, the “Borrowers”) for a loan totaling RMB18 million ($2,863,980) (the “Loan”). The Loan was due on August 23, 2012. Liteweisi and Hongxing were jointly liable for the Loan until the Loan was repaid at which point the guaranty obligation extinguishes. The Loan was repaid in full in September 2012.

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

At the conclusion of the period ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, as of such fiscal year end we identified material weaknesses in our internal control over financial reporting and described several actions we plan to take to remedy such material weaknesses.  During the quarter ended September 30, 2012, we have continued on job training of accounting and other related personnel.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC (the “Lender”), Ms. Guo Yun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO (Ms. Yao and Mr. Meng jointly, the “Borrowers”) for a loan totaling RMB18 million (approximately $2,833,380) (the “Loan”). The Loan was due on August 23, 2012.  Liteweisi and Hongxing were jointly liable for the Loan until the Loan was repaid at which point the guaranty obligation extinguishes. The Loan was repaid in full in September 2012.

Item 6.    Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.Name

Date: November 14, 2012	By:	/s/ Guo Yun Yao
Guo Yun Yao
Chief Executive Officer, President, Secretary and Chairman of the Board (principal executive officer)

Date: November 14, 2012	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.