Form 10-K
period 2012-12-31
Asia Carbon Industries, Inc.
filed 2013-03-19
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 333-167090

Asia Carbon Industries, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2895795
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

Xi Gu Nan Street, Qing Xu County, Taiyuan City Shanxi Province, People’s Republic of China	030407
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-351-5966868

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 29, 2012 was approximately $8,102,247 (28,936,597 shares of common stock held by non-affiliates) based upon the closing price of $0.28 per share of common stock as quoted by OTC Markets on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of March 15, 2013 is 54,888,910.

Cautionary Statement Regarding Forward-Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements”. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business

Corporate History

Asia Carbon Industries, Inc. (the "Company" or “we”) was incorporated in the State of Maryland on June 23, 2008. Through the steps described below, we became the indirect holding company for Taiyuan Hongxing Carbon Black, Ltd. ("Hongxing"), a manufacturer of carbon black products in the People's Republic of China ("PRC"), on December 29, 2009.

On November 10, 2008, we formed Jinzheng Liteweisi Carbon (Taiyuan) Co., Ltd. (“Liteweisi”) as our wholly-owned subsidiary and a "wholly foreign-owned enterprise" in the PRC.

The laws of the PRC place restrictions on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, on December 29, 2009, we, through Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (the “Hongxing Shareholders”).  Asia Carbon issued 36,239,394 restricted shares of its common stock to Karen Prudente, nominee and trustee for the Hongxing Shareholders, for Hongxing and the Hongxing Shareholders entering into the Entrusted Agreements. Karen Prudente’s role with respect to the restricted shares held by the Hongxing Shareholders is to manage the trust of the Hongxing Shareholders. These restricted shares issued to Karen Prudente were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering. As a result of the aforementioned transaction, the Hongxing Shareholders obtained control of the Company.  Subsequently, on April 17, 2012, the Hongxing Shareholders exercised options to purchase 32,615,455 shares as conditions for the exercise met.

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

•
Pledge of Equity Agreement –pursuant to this agreement entered into by and among the Hongxing Shareholders (as Pledgors), and Liteweisi (as Pledgee), the equity interest of the Hongxing Shareholders is pledged to guarantee all of the rights and interest Liteweisi is entitled to under the Entrusted Management Agreement, the Exclusive Option Agreement, and the Shareholders’ Voting Proxy Agreement. The Hongxing Shareholders pledge, by way of a first priority pledge, all of its rights, title and interest in (i) 100% of the equity interest in Hongxing, (ii) 100% of the registered capital of Hongxing, (iii) all investment certificates and other documents in respect of the registered capital of Hongxing, (iv) all money, dividends, interest and benefits at any time arising in respect of all the equity interest and registered capital of Hongxing, and (v) all voting rights and all other rights and benefits attaching to or accruing to the equity interest of the registered capital of Hongxing to Liteweisi.

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

The following diagram sets forth the corporate structure of the Company as of December 31, 2012:

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

According to Company research, we are one of the top ten carbon black producers in Shanxi Province in China and have relationships with a high-profile customer base.  Revenue for 2012 was $45.9 million, a decrease of $3.2 million, or 7%, compared to revenue in 2011. In 2011, we reported revenues of $49.1 million, a 65% increase over 2010, and $7.3 million in net income, a 123% increase compared to 2010.

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

Hongxing manufactures carbon black through wet method production. In 2010, the Company directed resources to converting one of its existing lines into a wet method production line to produce better quality, lower cost, and more environmentally friendly carbon black. The wet line commenced full operation in the fourth quarter of 2010.

In June 2012, Hongxing began construction on a 3000 KW power plant, which was completed and commenced its testing in January 2013. Utilizing residual exhaust gas generated from Hongxing’s carbon black manufacturing process, the plant’s 3000 KW capacity is expected to satisfy Hongxing’s electricity needs for current production lines.

In September 2012 Hongxing decided to renovate and convert its three dry production lines to specialty carbon black production lines.  Specialty carbon black has a broader range of use as compared to the more traditional products including use as a pigmenting agent, UV stabilizer or conductive agent in a variety of products, such as plastics, toners and printing ink and coating, battery and electrical parts.  The management believes the specialty carbon black to be produced at the new facilities will potentially generate more revenues as a result of the higher sales prices. The conversion commenced in October 2012. As the three dry production lines ceased operations during the conversion period, Hongxing’s fourth quarter of 2012 and annual operations results were negatively affected.  The project has been and will be funded by cash from operations.  Management expects the project to be completed at the end of June 2013.  The total estimated cost is approximately $4 million.

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

Over time, efforts to improve the overall manufacturing process resulted in the development of a “wet” granulation production method.  This wet process virtually eliminates the carbon dust and provides additional benefits.  Wet manufacturing lowers the cost of producing carbon black, leaves a smaller environmental footprint, and yields a final product that is denser and more durable. As a result, longer lasting end products are produced. The Company is converting all its existing lines from dry granulation to the wet production method.

Carbon Black Industry in China

According to China’s Carbon Black Association, the only national organization in the carbon black industry in China whose mandate is to assist the government to supervise the industry, conduct industry research and statistics, and to publish such research findings, and whose data are widely used and regarded as authoritative, of which Hongxing is a member, indicated that in 2007, the aggregate net revenue for its 39 members was $485 million, a 55.87% increase as compared to 2006.  Sales volume for 2007 was 1.78 million tons, an increase of 31.17% compared to 2006.  As a whole, China’s carbon black production capacity continues to grow; in 2008, the total output of carbon black in China reached 2.43 million tons, a 5.65% increase of 2.3 million tons from the total output in 2007. In 2009, the total output of carbon black reached 2.83 million tons. The total output of carbon black was approximately 3.76 million tons, 3.85 million tons and 3.25 million tons, in 2012, 2011 and 2010, respectively.

There are several factors affecting China’s carbon black market.  The following is an overview of the key issues.

The total output of carbon black is in surplus, but the availability of high-quality and wet-granulation carbon black varieties for radial tire production is still insufficient to meet demand.  In China, tire manufacturing accounts for more than 80% of total carbon black consumption.  According to the China Association of Automobile Manufacturers, a self-regulatory and non-for-profit organization for auto manufacturers, spare part manufacturers and related industries approved by the Ministry of Civil Affairs of China, auto sales were 19.27 million, 18.50 million, 18.00 million and 13.64 million in 2012, 2011, 2010 and 2009, respectively, making China the largest auto market in the world.  In the next few years, it is also expected that more and more global tire manufacturers will shift their production base to China.

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

While this is efficient, a significant amount of carbon dust is generated. It is this dust which causes health and environmental concerns.  The “wet” granulation lines that Hongxing completed on October 26, 2010, provide a number of significant benefits, including gas comprehensive utilization, lowering black carbon production cost, reducing environmental pollution, increasing black carbon product quality, and increased varieties of black carbon.  The wet line has an annual capacity of 25,000 tons of carbon black.  The Company is in the process of converting the rest three dry production lines to wet specialty carbon black production lines.

Products

The Company currently manufactures two “hard” and one “soft” carbon black products, called N220, N330 and N660, respectively. N220 hard carbon black, which has good strength and elongation properties, is mainly used in the manufacturing of automobile tires. The N330 hard carbon black has a lower production cost and is mainly used in manufacturing sides of automobile tires. The Company’s “soft” product N660, is a soft carbon black which has the flexibility necessary for the production of automobile tire inner tubes and hoses.

The demand for hard carbon black is significantly higher than the demand for the soft carbon black.

At the end of 2012, the market price of dry N220 hard carbon black was $919 per ton, of wet N220 hard carbon black was $933 per ton, of N330 hard carbon black was $864 per ton, and of N660 soft carbon black was $809 per ton. At the end of 2011, the market price of dry N220 hard carbon black was $1,008 per ton, of wet N220 hard carbon black was $1,090 per ton, of N330 hard carbon black was $952 per ton, and of N660 soft carbon black was $934 per ton. In terms of profitability, wet N220 is the most profitable product (the cost of producing wet N220 is the lowest among the three products). Producing a ton of wet N220 carbon black requires roughly 1.7 –1.8 tons of coal tar, and the profit margin is about 30%; producing a ton of wet N660 soft carbon black requires roughly 1.7 – 1.8 tons of coal tar, and the profit margin is about 18%; while producing a ton of dry N220 or N330 hard carbon black requires about 1.9 tons of coal tar, and the profit margin is only 6% -11%.

Manufacturing

The dry production of carbon black includes five processes: the supply of raw materials process, carbon black formation process, separation of carbon black process, dry granulation, and packaging process, as illustrated in the following diagram. The Company no longer has such production process since September 2012.

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

Electrostatic Discharge (ESD) Compounds

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

We have entered into long term contracts with a number of suppliers. Such long term contracts in our industry are typically for one year term due to the fluctuating prices of raw materials. We believe these contracts help us maintain regular production capacity even when supply experiences a shortage. During the year, the contracts guarantee the supply of specified amount of raw materials from the supplier, but the exact purchase price is determined by market conditions at the time purchase occurs. We keep good relationships with our suppliers, and we believe they grant us priority in purchase of raw materials at a competitive price.  Because the price of raw materials fluctuates in accordance with supply and demand, the price of our end products will reflect the price fluctuation of the raw materials.

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

Suppliers

For the last two fiscal years, Hongxing’s top suppliers from whom the Company purchased more than 10% of its total purchase were as follows:

Name	Percentage of Purchases (%) 2012	Percentage of Purchases (%) 2011
Taiyuan Coal Gasification Co.,Ltd	11	13
Taiyuan Gengyang Industries Co., Ltd	11	13
Taiyuan Dongsheng Coking & Gas Co.,Ltd	11	13
Shanxi Shenlong Energy Coking Co., Ltd	11	-
Shanxi Xishan Coal Gasification Co., Ltd	11	-
Shanxi Tianxing Coal Gasification Co., Ltd	14	13
Shanxi Donghui Coal Chemical Co., Ltd	14	12
Shanxi Changyuan Coking Co., Ltd	2	12
Xiaoyi Jinhui Cold & Coking Co.,Ltd	2	12
Shanxi Yinyan Energy Development Co., Ltd.	2	12
Total Purchases	89	100

Customers

The following table illustrates the percentage of sales to each of our major customers in the last two fiscal years.

Company Name	Percentage of 2012	Percentage of 2011
1 Xuzhou Xulun Rubber Co., Ltd.	22%	30%

2 Shifeng Juxing Tire Co., Ltd.	19%	22%

3 Shandong Luhe Group Co., Ltd.	12%	10%

4 Company D	10%	13%

5 Company E	8%	10%

Total Sales	71%	85%

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

Hongxing’s target market is large rubber companies and tire producers, and the Company’s management believes it has strong relationships with existing customers.  With its effective, dedicated sales network, high quality product, reasonable price and strong after-sale service, management believes that as many as 90% of Chinese tire manufacturers are familiar with its products.

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

To execute this strategy, we intend to implement the following plan:

Complete conversion of existing production facilities.  The primary component of this strategy is the addition of wet processing capabilities, which will provide the Company and its customers with several benefits, as discussed below.  The capacity of the first completed wet line is approximately 25,000 tons per year.  In September 2012, the Company decided to renovate and convert its three dry production lines to specialty carbon black production lines with a total production capability of 18,000 tons per year.  The project is to be completed at the end of June 2013.  The total estimated cost is approximately $4 million, funded by the Company’s cash from operations.

Low-carbon and clean production. To pave the way to low-carbon and clean production, we seek to use natural gas to enhance its production process for energy conservation and emission reduction. The project was completed.  We are using natural gas as fuel in wet production line, which will increase the quality of our products. Secondly, we are planning to build a power plant to recycle the exhaust gas produced in the manufacturing process to generate electricity needed in the production.

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

Investment in recyclable energy.  In conjunction with the addition of these new production lines, subject to the availability of financing, the Company intends to construct a thermal power plant within its facility campus that would use the exhaust gas generated from the manufacturing of the carbon black to generate electricity. There are no specific plans for construction of a thermal plant at this time.

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

We were awarded the “Orange Company Prize” by Shanxi Environment Protection Administration in 2008. The Orange Company Prize is awarded by the provincial environmental government to indicate our environment protection standards meet the required standards. The Bureau of Environmental Protection of Taiyuan classifies the local companies into five categories by different environment protection level being achieved. Among them, the green and blue awards are the top two levels, which usually go to the agricultural business, while red and black levels mean that the company has failed to meet environmental protection standards.  The Orange award means the Company met all the required standards, such as us.

Competition

We are in a very competitive and concentrated market. We have an annual capacity of 61,000 tons in the year of 2011.  Our annual capacity temporarily reduced to 43,000 tons in the year of 2012 due to the conversion construction taken place on our three dry production lines during that year.

Our competitive advantages are as below:

•	We are close to the areas where our raw material, coal tar oil is produced. As a result, we could have stable raw material suppliers with lower transportation cost.
•	We are growing with our customers together.
•	Our flat management structure lowered management cost.
•	As a result of the foregoing, we have a higher net profit rate compared to the top manufacturers in China.

Since new participants have to undergo a long period of production before they are capable of satisfying large quantity orders, management believes our primary competition lies in current market participants.  Currently carbon black manufacturers are expanding their facilities through the use of new technologies and acquisition, new participants will find it very difficult to gain market share. The entry requirements for entering the industry have become tougher.

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

Employees

As of February 15, 2013, Hongxing had 202 full time employees.

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

Land Use Rights through Grants from Land Administrative Bureau

User of the Land	Hongxing
Location	Xigu Villiage South, Qingxu County, Taiyuan, Shanxi Province
Usage	For Industrial usage
Area (㎡)	39,000 m2
Form of Acquisition	Lease
Expiration Date	2054
Encumbrances	No

As of December 31, 2012, we occupied buildings as set forth below:

Owned Premises

	1	2	3	4
Owner	Hongxing	Hongxing	Hongxing	Hongxing
Location	Xigu village South,Qingxu County	Xigu village South,Qingxu County	Xigu village South,Qingxu County	Xigu village South,Qingxu County
Category	Office building	Manufacturing office	Warehouse	Factory plant
Area (㎡)	1358	1040	3447	2089
Usage of Design	Management center	Manufacturing Management	Storage	Manufacturing
Structure	Frame structure	Brick and concrete structure	Steel frame	Brick and concrete structure
Encumbrances	No	No	No	No

Leased Premises

As of December 31, 2012, we had the following leases over two pieces of land used for production line construction:

No.	Lessor	Location	Term	Rent per Year (RMB)
1	Xigu Village, Qingxu County	Xigu Village,Qingxu County	2003.07-2053.07	10,000
2	Xigu Village, Qingxu County	Xigu Village,Qingxu County	2006.07-2056.06	10,000

(1)	49 mu (8.07 acre) parcel of land. The lease terms are for a yearly payment of RMB10,000 ($1,605) through July, 2053.
(2)	Second 49 mu (8.07 acre) parcel of land. The lease terms were for a yearly payment of RMB 10,000 ($1,605) through June, 2056.

Item 3.	Legal Proceedings

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

Market for Common Equity and Related Stockholder Matters

From December 2, 2010 to March 26, 2012, our common stock had been quoted on the OTC Bulletin Board under the symbol ACRB. Prior to December 2, 2010, there was no active market for our common stock.  Since March 27, 2012, our common stock has been quoted on OTCQB tier of the OTC Market.  The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board and OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2010
4th Quarter	$1.20	$1.01

Year ended December 31, 2011
1st Quarter	$1.02	$1.01
2nd Quarter	$1.02	$0.66
3rd Quarter	$0.95	$0.51
4th Quarter	$0.74	$0.42

Year ended December 31, 2012
1st Quarter	$0.64	$0.45
2nd Quarter	$0.50	$0.28
3rd Quarter	$0.35	$0.20
4th Quarter	$0.23	$0.14

The last reported sales price of our common stock on the OTC Market on December 31, 2012 was $0.19.

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

Holders

According to the records of our transfer agent, as of February 20, 2013, there were approximately 59 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 13, 2011, our BOD authorized the adoption of the 2011 Incentive Stock Plan of Asia Carbon Industries, Inc. (the “Plan”). Under the Plan, we are authorized to issue an aggregate of 5,000,000 shares of Common Stock to directors, executives and selected employees and consultants.

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

On March 16, 2012, the BOD authorized the Company to issue 1,000,000 shares of Common Stock to ten senior managers and key employees as part of compensation for 2012 under the Plan.

On February 6, 2013, the BOD authorized the Company to issue an aggregate of 2,000,000 shares of Common Stock to certain directors, executive offers and key employees as part of compensation for 2013 under the Plan.

The following table provides information as of December 31, 2012 of our outstanding equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders	295,000	$$0.64	3,705,000
Total	295,000	$$0.64	3,705,000*

*This amount did not include the 2 million shares issued to certain directors, executive officers and key employees on February 6, 2013.

Recent Sales of Unregistered Securities

On March 15, 2012, the BOD approved the issuance of 156,250 shares of Common Stock to an investor for $100,000.

On May 3, 2012, the BOD approved the issuance of 222,222 restricted shares of Common Stock to two investors for $100,000.

On November 29, 2012, the BOD approved the issuance of 500,000 shares of Common Stock to two investors for $100,000.

Effective as of March 7, 2013, the BOD authorized the issuance of 31,848 shares of Common Stock to Michael Segal for his past service to the Company as a director. Mr. Segal resigned from his directorship position the same day.

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial markets and its impact on economic growth in general, the competition in the carbon black industry and the impact of such competition on pricing, revenues and margins, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

The Company currently manufactures two “hard” and one “soft” carbon black products, N220, N330, and N660, respectively. N220 and N330 are hard carbon black. N220 has good strength and elongation properties, and is mainly used in the manufacturing of automobile tires. N330 has a lower production cost and is mainly used in manufacturing the sides of automobile tires. N660 is a soft carbon black which has the flexibility necessary for the production of automobile tire inner tubes and hoses.

Most of the Company’s products are used by the tire industry in China.

Recent Development

In June 2012, the Company began construction on a 3000 KW power plant. Utilizing residual exhaust gas generated from the Company’s carbon black manufacturing process, the plant’s capacity is expected to satisfy the Company’s electricity needs for its current production lines. The cost of the construction of the plant is $6.4 million. The power plant is currently in its testing stage. Management estimates the plant will bring savings of $570,000 annually given the current production capacity.

In September 2012, the Company began converting its three dry production lines to special carbon black (“SCB”) production lines. SCB has a broader range of use compared to the more traditional products including use as a pigmenting agent, UV stabilizer or conductive agent in a variety of products, such as plastics, toners and printing ink and coating, battery and electrical parts. Management believes SCB will generate more revenues as a result of higher sales prices. The conversion affected the Company’s operating results of 2012 since the three dry production lines ceased operations  during the fourth quarter. The conversion will continue to have a negative impact on the Company’s 2013 operating results until its completion. This project is funded by the cash from the Company’s operations. The total estimated cost is $4 million. The project is expected to be completed by the second quarter of 2013.

Results of Operations

Comparisons for the Years Ended December 31, 2012 and 2011

Sales

	2012		2011
Product	Sales	Quantity (Metric Tons)	Sales	Quantity (Metric Tons)
N220	$26,164,315	27,156	$31,773,444	30,668
N330	10,323,933	11,760	7,883,618	8,492
N660	6,368,588	7,602	7,728,838	8,493
Naphthalene oil	3,080,978	4,100	1,736,144	2,030
Total Sales	$45,937,814	50,618	$49,122,044	49,683

Sales for 2012 totaled $45,937,814, a decrease of $3,184,230, or 7%, compared to $49,122,044 for 2011.  The decrease in sales was attributable to the decrease in unit sales price. The average sales price of our products was $908 per metric ton during 2012, a decrease of $81, or 8%, from $989 during 2011.

During 2012, the Company sold 46,518 metric tons of carbon black, a decrease of 1,135 metric tons, or 2%, compared to 47,653 metric tons of carbon black in 2011. The decrease was attributable to our SCB renovation project. Beginning in October 2012, the Company terminated production on its three dry carbon black production lines and began to convert them to SCB production lines.

Cost of Sales

Cost of sales was $35,307,446 for 2012, a decrease of $2,512,663, or 7% compared to $37,820,109 in 2011. It was mainly attributable to the decrease in average purchase price of coal tar. The average price of coal tars was $384 per metric ton during 2012, a decrease of $16 per metric ton, or 4% from $400 per metric ton during 2011.  The decrease in cost of sales was also attributable to the decrease of the quantity of coal tar used in 2012.  77,339 metric tons of coal tar was used in 2012, a decrease of 9,475 metric tons, or 11% compared to 86,814 metric tons in 2011.  The decrease in use of coal tar was a direct result of the Company's use of natural gas as fuel in production starting from 2012.  We estimated 4,750 tons of coal tar was saved by using natural gas as fuel in 2012.

Gross Profit

Gross profit was $10,630,368 in 2012, a decrease of $671,567, or 6%, compared to $11,301,935 in 2011. The decrease was a result of the decrease in sales (7% in 2012). The gross profit rate was 23% for both 2012 and 2011.

Operating Expenses

Operating expenses included depreciation, allowance for bad debts, selling, professional and consulting fees and other general and administrative expenses. Operating expenses were $1,563,817 in 2012, an increase of $355,851, or 29% compared to $1,207,966 in 2011.

The increase in operating expenses was attributable to an equity award granted under the Company’s 2011 Incentive Stock Plan (the “Plan”). On March 16, 2012, the Company’s board of directors passed a resolution to issue 1,000,000 shares of common stock of the Company to ten senior managers or key employees as part of compensation for 2012.  The estimated cost of $450,000, which was based on the $0.45 closing price of the Company’s common stock on March 15, 2012, was included in other general and administrative expenses.

Selling expenses increased $36,458, or 12%, to $341,703 in 2012 from $305,245 in 2011. The increase was mainly attributable to increased delivery cost, a direct result of higher gas prices.

The increase in selling expenses and other general and administrative expenses was offset by the decrease of professional and consulting fees. Professional and consulting fees were $266,501 in 2012, a decrease of $164,299, or 38% compared to $430,800 in 2011. The decrease resulted from a reduction in non-cash expenses in 2012. Included in professional and consulting fees in 2011, non-cash expenses totaled $153,665: common stock issued for investor relations services was $17,750; options issued for investor relation services were valued at $69,600; options issued to Chief Financial Officer were $49,736 and to a director were $16,579.

Net Income

Net income was $6,453,248 in 2012, a decrease of $858,033, or 12%, compared to $7,311,281 in 2011. Net income per share was $0.12 in 2012 and $0.14 in 2011. The decrease in net income was a result of decreased unit sales price and increased stock incentive expenses.

Liquidity and Capital Resources

We had cash and equivalents of $6,664,444 and $8,092,411 as of December 31, 2012 and 2011, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Accounts receivable were $3,622,644 and $4,404,319, or 29% and 28%, of current assets, as of December 31, 2012 and 2011, respectively. The Company had five new customers during 2012. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay, or to fail to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Accounts receivable aging as of December 31, 2012 and 2011 was as follows:

	Total	Current	31-90 days	91-120 days	121-360 days	Over 361 days
2012	100.00%	79.13%	19.40%	0.00%	1.47%	0.00%
2011	100.00%	90.50%	8.69%	0.00%	0.00%	0.81%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced significant amount of bad debt since the inception of our operations. Allowance for doubtful accounts was $71,785 and $84,935 as of December 31, 2012 and 2011, respectively.

Net cash provided by operating activities was $8,282,358 in 2012, a decrease of $344,445, compared to $8,626,803 in 2011. The decrease in net cash provided by operating activities was mainly due to a decrease in net income of $858,033 and adjustments as a result of changes in working capital components. The changes in working capital components primarily contributing to the increase in cash flow used in operating activities were: (i) a decrease of $794,825 in accounts receivable and (ii) a decrease in inventories of $753,635, offset by a decrease  in accounts payable of $2,046,836.

Net cash used in investing activities were $9,348,419 and $6,663,431 in 2012 and 2011, respectively. Capital expenditures of $940,024 in 2012 was for the construction of the Company’s new warehouse, $5,966,012 for the construction of power plant, $2,398,408 for the special carbon black production lines and $43,975 for purchase of other equipment. Capital expenditures of $6,663,431 in 2011 was for the Company’s natural gas and by-product processing projects.

Net cash provided by financing activities was $224,335 and $310,886 in 2012 and 2011, respectively. During 2012, the Company received $250,015 from private investors. The Company repaid short term loans of $2,734,470 and obtained new short term loans of $2,708,790. In 2011, the Company received $305,293 from private investors. The Company repaid short term loans of $1,376,074 and obtained $1,376,074 short term loans. The Company also received a $5,593 advance from CEO, a major shareholder.

Short Term Debt

Short term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$-	$511,658
Interest at 12%, payable December 26, 2013	497,581	-
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	-	864,416
Interest at 12%, payable December 26, 2013	866,433	-
Total Short Term Debt	$1,364,014	$1,376,074

The short term loans are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

On April 28, 2012, the Company repaid the $511,658 loan to Xigu Credit Union and borrowed $505,970 from the same at 14.43% due December 27, 2012. On the due date, the Company repaid Xigu Credit Union the principal and borrowed $497,581 from the same at 12% due December 26, 2013.

On April 28, 2012, the Company repaid the $864,416 loan to Chengguan Credit Union and borrowed $860,785 from the same at 14.43% due December 27, 2012. On the due date, the Company repaid the principal to Chengguan Credit Union and borrowed $866,433 from the same at 12% due December 26, 2013.

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

We believe our working capital, together with our cash flow from operations and loans from banks will be sufficient to enable us to meet our cash requirements for the next 12 months. However, as we are seeking to increase our production capacity in the near future, and it is possible that cash from operations will not be enough to support our expansion and we may require additional funding from external source, either debt or equity financing. We cannot be sure funding will be available on reasonable terms.

Off-balance Sheet Arrangements

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC, Ms. Guoyun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO for a loan totaling RMB18 million ($2,863,980) (the “Loan”). The Loan was due on August 23, 2012. Liteweisi and Hongxing were jointly liable for the Loan until it was repaid at which point the guaranty obligation extinguished. The Loan was repaid in full in September 2012 and Liteweisi and Hongxing’s joint guaranty obligation extinguished accordingly.

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

Revenue Recognition

Revenue is recognized when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue is presented net of value added tax (“VAT”), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but usually does not require collateral to support customer receivables.  The credit risk is controlled through credit approvals, limits and monitoring procedures.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.  Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  Freight-in costs are included in cost of sales.

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

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Asia Carbon Industries, Inc.

We have audited the accompanying consolidated balance sheets of Asia Carbon Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Carbon Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with the U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP
Encino, California
March 18, 2013

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and equivalents	$6,664,444	$8,092,411
Accounts receivable, net	3,622,644	4,404,319
Inventories	2,393,121	3,146,756
Prepaid expenses	6,420	11,138
Total Current Assets	12,686,629	15,654,624

Property, Plant and Equipment, Net	26,906,929	18,431,407

Other Assets:
Land use rights, net	214,356	217,145

TOTAL ASSETS	$39,807,914	$34,303,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,364,014	$1,376,074
Accounts payable	1,962,695	4,009,531
Accrued liabilities	169,302	153,735
Taxes payable	714,413	694,219
Investor deposit payable	-	49,985
Due to shareholder	26,625	26,415
Total Liabilities	4,237,049	6,309,959

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 authorized, 52,857,052 and 50,978,580 issued and outstanding at December 31, 2012 and 2011, respectively	52,857	50,979
Additional paid-in capital	6,690,461	5,942,339
Statutory reserves	2,757,200	2,025,737
Retained earnings	22,859,898	17,138,113
Accumulated other comprehensive income	3,210,449	2,836,049
Total Stockholders' Equity	35,570,865	27,993,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,807,914	$34,303,176

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

	2012	2011

Net Sales	$45,937,814	$49,122,044
Cost of Sales	35,307,446	37,820,109
Gross Profit	10,630,368	11,301,935

Operating Expenses:
Depreciation	233,416	235,765
Bad debts	26,078	(17,000)
Selling	341,703	305,245
Professional fees	263,501	313,000
Consulting fees	3,000	117,800
Other general and administrative	696,119	253,156
Total	1,563,817	1,207,966
Income From Operations	9,066,551	10,093,969
Other Income and (Expense)
Interest income	30,018	35,609
Interest expense	(196,021)	(156,580)
Total Other Income and (Expense)	(166,003)	(120,971)
Income Before Provision for Income Tax	8,900,548	9,972,998
Provision for Income Tax	2,447,300	2,661,717
Net Income	6,453,248	7,311,281

Other Comprehensive Income - foreign currency translation	374,400	1,140,695
Comprehensive Income	$6,827,648	$8,451,976

Earnings Per Share - Basic and Diluted	$0.12	$0.14
Weighted Average Shares Outstanding - Basic and Diluted	52,093,867	50,666,166

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Additional Paid-In	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance - December 31, 2010	-	$-	50,608,077	$50,608	$5,533,737	$1,224,559	$10,628,010	$1,695,354	$19,132,268
Shares issued	-	-	345,503	346	254,962	-	-	-	255,308
Common stock issued for services	-	-	25,000	25	17,725	-	-	-	17,750
Options issued for services	-	-	-	-	135,915	-	-	-	135,915
Allocation of statutory reserves	-	-	-	-	-	801,178	(801,178)	-	-
Net income for year	-	-	-	-	-	-	7,311,281	-	7,311,281
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,140,695	1,140,695
Balance - December 31, 2011	-	-	50,978,580	50,979	5,942,339	2,025,737	17,138,113	2,836,049	27,993,217
Shares issued	-	-	878,472	878	299,122	-	-	-	300,000
Common stock issued for services	-	-	1,000,000	1,000	449,000	-	-	-	450,000
Allocation of statutory reserves	-	-	-	-	-	731,463	(731,463)	-	-
Net income for year	-	-	-	-	-	-	6,453,248	-	6,453,248
Foreign currency translation adjustment	-	-	-	-	-	-	-	374,400	374,400
Balance - December 31, 2012	-	$-	52,857,052	$52,857	$6,690,461	$2,757,200	$22,859,898	$3,210,449	$35,570,865

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2012	2011
Cash Flows from Operating Activities:
Net Income	$6,453,248	$7,311,281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision (reduction) for allowances, returns and doubtful accounts	26,078	(17,000)
Depreciation	1,806,002	1,322,452
Amortization of land use rights	4,927	4,809
Common stock issued for services	450,000	17,750
Options issued for services	-	135,915
Changes in operating assets and liabilities:
Decrease in accounts receivable	794,825	1,642,959
Decrease (increase) in inventories	753,635	(1,670,695)
Decrease (increase) in prepaid expenses	4,718	(5,077)
(Decrease) increase in accounts payable	(2,046,836)	96,324
Increase (decrease) in accrued expenses	15,567	(9,783)
Increase (decrease) in taxes payable	20,194	(202,132)
Net Cash Provided by Operating Activities	8,282,358	8,626,803

Cash Flows from Investing Activities:
Capital expenditures	(9,348,419)	(6,663,431)
Net Cash Used in Investing Activities	(9,348,419)	(6,663,431)

Cash Flows from Financing Activities:
Proceeds from short term debt	2,708,790	1,376,074
Repayment of short term debt	(2,734,470)	(1,376,074)
Cash advance from shareholder	-	5,593
Proceeds from investor deposit payable	-	49,985
Proceeds from shares issued	250,015	255,308
Net Cash Provided by Financing Activities	224,335	310,886

Effect of Exchange Rate Changes on Cash	(586,241)	101,011
Net (Decrease) Increase in Cash and Equivalents	(1,427,967)	2,375,269
Cash and Equivalents - Beginning of Year	8,092,411	5,717,142

Cash and Equivalents - End of Year	$6,664,444	$8,092,411

Supplemental Cash Flow Information:
Interest Paid	$198,865	$155,266
Income taxes	$2,564,516	$2,749,075

Supplemental Schedule of Non-Cash Investing Activities:
Obligation payable to seller of assets acquired	$-	$53,023

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

Taiyuan Hongxing Carbon Black Ltd. (“Hongxing”) was incorporated December 4, 2003 under the laws of the PRC. Hongxing is located at Qingxu County, Taiyuan, Shanxi province of China. Hongxing had two shareholders with registered capital of $384,300. Hongxing’s registered capital was $3,316,300 after one shareholder contributed $2,932,000 in 2008.

On December 29, 2009, Asia Carbon, through Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements was to cede control of management and the economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001 per share, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.  The entry into the Entrusted Agreements and the issuance of shares to nominee and trustee holder to the Hongxing Shareholders are collectively referred to as “the transaction” hereafter.

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

For accounting purposes, the transaction was accounted for in a manner similar to a reverse merger or recapitalization, since the stockholders of Hongxing owned a majority of Asia Carbon’s common stock immediately following the transaction. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transaction are those of Hongxing and are recorded at the historical cost of Hongxing, and the consolidated financial statements after completion of the transaction include the assets and liabilities of Asia Carbon, Liteweisi, and Hongxing (collectively, the “Company”), historical operations of Hongxing, and operations of Asia Carbon and Liteweisi from the date of the transaction. The 36,239,394 shares of common stock issued to Karen Prudente were presented as outstanding for all periods.

On April 17, 2012, pursuant to Call Option Agreements dated December 29, 2009 between Karen Prudente and Ms. Guoyun Yao, the Chairman and Chief Executive Officer (“CEO”) of Asia Carbon, and Mr. Chunde Meng, a director and Chief Operating Officer (“COO”) of Asia Carbon, respectively (the “Call Option Agreements”), Ms. Guoyun Yao and Mr. Chunde Meng exercised options to purchase 32,615,455 shares of common stock.

Asia Carbon, through Hongxing, manufactures three carbon black products N220, N330 and N660 under the brand name “Great Double Star” and other by-products. Most of the Company’s products are used by China’s tire industry.

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

Foreign Currency Translation

The functional currency of Hongxing and Liteweisi is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States Dollar (“US dollar” or “US$”).

The assets and liabilities of Hongxing and Liteweisi are translated into US dollars at year-end exchange rates.  The revenues and expenses are translated into US dollars at average exchange rates of the years reported. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

The foreign exchange rates used in the translation are follows:

	2012	2011
RMB/US$ exchange rate at year-end	0.1605	0.1589
Average RMB/US$ exchange rate for the years	0.1585	0.1547

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated statements of income and comprehensive income. There was no material foreign currency transaction gain or loss for 2012 or 2011.

Cash and Equivalents

Cash and equivalents consist of cash on hand, cash on deposit with banks and highly liquid debt investments with a maturity of three months or less when purchased.

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

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with ASC subtopic 360-10-15, “Impairment or Disposal of Long-Lived Assets”, which requires to evaluate a long-lived asset for recoverability when there are events or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no material advertising costs for 2012 and 2011.

Research and Development

In accordance with the ASC subtopic 730-10, “Research and Development”, the Company expenses all research and development costs as incurred. There were no material research and development cost for 2012 and 2011.

Segment Information

ASC subtopic 280-10, “Segment Reporting”, requires disclosures about segments and related information of a public entity.  The Company manufactures and sells carbon black made from coal tar. The Company and its major suppliers and customers are located in the PRC. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon local currencies using average translation rates. As a result, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding asset and liability balances on the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC subtopic 740-10, “Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of income and comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on the Company’s consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Accounts receivable	$3,694,429	$4,489,254
Allowance for doubtful accounts	(71,785)	(84,935)
Accounts receivable, net	$3,622,644	$4,404,319

NOTE 4 – INVENTORIES

Inventories at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Raw materials	$1,277,286	$1,172,747
Packing and other materials	40,664	43,762
Finished products	1,075,171	1,930,247
	$2,393,121	$3,146,756

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 2012 and 2011 are summarized as follows:

	Estimated
	Useful Lives	2012	2011
Plant	20	$8,340,697	$5,784,796
Machinary and equipment	10	16,839,670	16,750,387
Transportation equipment	5	117,750	116,569
Other machinary and equipment	5	61,938	57,980
Construction in progress		4,969,047	-
		30,329,102	22,709,732
Less: accumulated depreciation		3,422,173	4,278,325
		$26,906,929	$18,431,407

Depreciation of property, plant and equipment was $1,806,002 and $1,322,452 for 2012 and 2011, respectively. Depreciation included in cost of sales was $1,572,586 and $1,086,687 for 2012 and 2011, respectively.

The Company constructed a 3000KW power plant including a water recycling system in 2012, which is utilizing residual exhaust gas generated from the Company’s carbon black manufacturing process.  Management expects the power plant will satisfy the Company’s electricity needs for its current production capacities. Total cost of construction of the plant was $6.4 million. The power plant is currently being tested.

Starting October 2012, the Company terminated its production on the three dry carbon black production lines and began to convert them to special carbon black (“SCB”) production lines. Total budgeted investment for SCB production lines is $4 million. In connection with the construction of the SCB production lines, the Company transferred the book value of the three dry production lines from property, plant and equipment to construction in progress in the fourth quarter of 2012. Most of the equipment and parts were in good condition and suitable to be used in the new SCB production line. The Company depreciates these assets during the construction period using estimated remaining useful lives until they are reused, sold, or disposed of.

NOTE 6 – LAND USE RIGHTS, NET

On December 29, 2005, the Company lent RMB554,130 ($88,943) to Xigu Village (“Village”), which was interest free and due December 29, 2008. The Village failed to repay the loan by December 29, 2008. Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for 49 mu (8.07 acre) of land the Village owns. The lease requires a yearly payment of RMB10,000 ($1,605) from July 2003 through July 2053. The Company has no obligation to pay this lease due to the default of the Village loan. The balance of the Village loan receivable was capitalized on December 31, 2008 as land use rights and is amortized over the remaining life of the land use rights.

On October 31, 2007, the Company lent an additional RMB 1,000,000 ($160,510) to the Village. The loan was interest free and due October 31, 2010. The Village failed to repay the loan by October 31, 2010. Pursuant to the loan agreement, if the Village was unable to repay the loan when due, the Company had the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,605) from June 2006 through June 2056. The Company has no obligation to pay this lease due to the default of the Village loan. The balance of the Village loan receivable was capitalized on November 1, 2010 as land use rights and is amortized over the remaining life of the land use rights.

As of December 31, 2012 and 2011, land use rights were as follows:

	2012	2011
Land use rights	$249,453	$246,951
Less: accumulated amortization	35,097	29,806
Land use rights, net	$214,356	$217,145

Amortization of land use rights was recorded as rent. Rent expense was $4,927 and $4,809 for 2012 and 2011, respectively.

As of December 31, 2012, the estimated annual amortization of land use rights for the next five years and thereafter is as follows:

2013	$4,989
2014	4,989
2015	4,989
2016	4,989
2017	4,989
Thereafter	189,411
Total	$214,356

NOTE 7 – SHORT TERM DEBT

Short term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
To Xigu Credit Union
Interest at 13.25%, payable April 28, 2012	$-	$511,658
Interest at 12%, payable December 26, 2013	497,581	-
To Chengguan Credit Union
Interest at 13.25%, payable April 28, 2012	-	864,416
Interest at 12%, payable December 26, 2013	866,433	-
Total Short Term Debt	$1,364,014	$1,376,074

The short term loans are renewable based on the past credit of the Company.  Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

On April 28, 2012, the Company repaid the $511,658 loan to Xigu Credit Union and borrowed $505,970 from the same at 14.43% due December 27, 2012. On the due date, the Company repaid Xigu Credit Union the principal and borrowed $497,581 from the same at 12% due December 26, 2013.

On April 28, 2012, the Company repaid the $864,416 loan to Chengguan Credit Union and borrowed $860,785 from the same at 14.43% due December 27, 2012. On the due date, the Company repaid the principal to Chengguan Credit Union and borrowed $866,433 from the same at 12% due December 26, 2013.

NOTE 8 – TAXES PAYABLE

Taxes payable at December 31, 2012 and 2011 consisted of the following:

	2012	2011
PRC corporation income tax	$464,481	$581,697
Value added tax	230,352	102,032
Other	19,580	10,490
Total	$714,413	$694,219

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

Lack of Insurance

The Company currently has no insurance for its office facilities and operations and is not certain it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

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

On March 16, 2012, the BOD passed a resolution to issue 1,000,000 shares of common stock of the Company under the Plan to ten senior managers or key employees as part of compensation for 2012. The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company expensed this compensation cost in 2012.

Entry Into Guaranty Agreements – Related Party Transaction

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC, Ms. Guoyun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO for a loan totaling RMB18 million ($2,889,180) (the “Loan”) due on August 23, 2012. Liteweisi and Hongxing were jointly liable for the Loan until it was repaid when the guaranty obligation ended.  The Loan was repaid in full in September 2012 and Liteweisi and Hongxing’s joint guaranty obligation extinguished accordingly.

NOTE 10 – STOCKHOLDERS’ EQUITY

On September 13, 2011, the BOD passed a resolution to issue and sell 151,910 shares of common stock of the Company  to two accredited investors in China for $121,528 at $0.80 per share. The stock was valued at $0.71 per share (the market closing price on September 12, 2011).

On September 13, 2011, the BOD passed a resolution to issue 25,000 shares of common stock of the Company to Cody Management for investor relations services. The stock was valued at $0.71 per share (the market closing price on September 12, 2011). An investor relations expense of $17,750 was recorded in 2011.

On September 13, 2011, the BOD passed a resolution to grant options to purchase 400,000 shares of the Company’s common stock at $1.00 per share to three individuals for investor relations services. The $69,600 fair value of the stock options was calculated using a Black-Scholes option pricing model (“BSOPM”) and the following assumptions: risk-free interest rate of 0.35%; expected stock price volatility of 52%; stock price of $0.71 per share; exercise price of $1.00 per share; and term of three years.

Effective July 1, 2011, the Company granted stock options to its chief financial officer (“CFO”) and to a director as part of their 2011 compensation package. The number of options and specified terms were formalized pursuant to a unanimous written consent of the BOD dated September 30, 2011, whereby the Company granted 220,000 stock options to its CFO and 75,000 stock options to the director. The exercise price of the options is $0.64, the higher of the market closing price at December 31, 2011 and the market closing price at September 30, 2011. These stock options expire December 31, 2014. The $66,315 fair value of the stock options was calculated using a BSOPM and the following assumptions: risk-free interest rate of 0.42%; expected stock price volatility of 52%; stock price of $0.64 per share; exercise price of $0.64 per share; and term of 3 years.

On December 23, 2011, the BOD passed a resolution to issue and sell 193,593 shares of common stock of the Company  to three accredited investors in China for $133,780. The stock was valued at $0.64 per share (the market closing price on December 22, 2011).

On March 15, 2012, the BOD passed a resolution to issue and sell 156,250 shares of common stock of the Company  to an accredited investor in China for $100,000. The stock was valued at $0.45 per share (the market closing price on March 14, 2012).

On May 3, 2012, the BOD passed a resolution to issue and sell 222,222 shares of common stock of the Company to two accredited investors in China for $100,000. The stock was valued at $0.38 per share (the market closing price on May 2, 2012).

On December 5, 2012, the BOD passed a resolution to issue and sell 500,000 shares of common stock of the Company to two accredited investors in China for $100,000. The stock was valued at $0.14 per share (the market closing price on December 4, 2012).

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of December 31, 2012 and 2011, the Company’s uninsured cash balances were approximately $6,632,000 and $8,029,000, respectively.

NOTE 12 – INCOME TAXES

The provision for income taxes was $2,447,300 and $2,661,717 for 2012 and 2011, respectively, which arose from foreign income tax incurred and/or paid to the Chinese tax agent. The Company’s income tax is assessed at 25% of net income.

Foreign pretax earnings were $9,647,337 and $10,502,057 for 2012 and 2011, respectively.  Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2012, approximately $27,244,000 of accumulated unadjusted earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of approximately $2,452,000 would have to be provided if such earnings were remitted currently.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of December 31, 2012 and 2011.

For 2012 and 2011, reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows:

	2012	2011

US statutory tax rate	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Changes in valuation allowance	2.5%	1.7%
Effective rate	27.5%	26.7%

At December 31, 2012, the Company had US net operating loss carry forwards of approximately $1,679,000. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

During 2012, four customers accounted for 63% of sales. During 2011, five customers accounted for 85% of sales. The percentage of sales during 2012 and 2011 and accounts receivable balances at the end of the years to these customers were as follows:

	2012		2011
Customer	% of Sales	Accounts Receivable Balance	% of Sales	Accounts Receivable Balance
A	22%	$859,287	30%	$1,414,858
B	19%	572,731	22%	1,068,411
C	10%	77,430	13%	543,527
D	12%	462,654	10%	541,023
E	*	-	10%	362,395
Total	63%	$1,972,102	85%	$3,390,214

*	Percentage of total sales was less than 10%.

The Company purchased raw materials predominantly from seven vendors in 2012 and from eight vendors in 2011. The percentage of total purchases from vendors from which the Company bought over 10% of its total purchases and accounts payable balances at the end of the years to these vendors were as follows:

	2012		2011
Vendor	% of Purchases	Accounts Payble Balance	% of Purchases	Accounts Payble Balance
A	*	$-	12%	$404,063
B	*	-	12%	422,865
C	*	-	12%	403,190
D	11%	11,289	13%	467,603
E	11%	15,159	13%	443,226
F	11%	13,725	13%	456,386
G	14%	352,289	13%	477,812
H	14%	360,145	12%	472,170
I	11%	191,927	*	-
K	11%	201,202	*	-
Total	83%	$1,145,736	100%	$3,547,314

*	Percentage of purchase was less than 10%.

NOTE 14 – SUBSEQUENT EVENTS

On February 6, 2013, the BOD passed a resolution to authorize the Company to issue 2,000,000 shares of common stock of the Company under the Plan to ten senior managers and key employees as part of compensation for 2013. The cost is estimated at $340,000 based on the closing price of $0.17 of the Company’s common stock on February 6, 2013. The Company will expense this compensation cost in 2013.

Effective March 7, 2013, the BOD passed a resolution to authorize the Company to issue 31,848 shares of common stock to a director for his past services.  The cost is estimated at $5,000 based on the closing price of $0.16 of the common stock on March 6, 2013.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of December 31, 2012, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, performed the process of evaluating the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2012, are described below:

We lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weaknesses.

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
2.
Establish a suitable internal control system within the Company in accordance with the SOX compliance requirements. We may look for outside help, including engage the services of qualified consultants with Chinese GAAP, US GAAP and SEC reporting experiences.

3.	Continue training for all accounting and other related staff.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control.

Because we are a smaller reporting company, we are exempt from the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to include in the annual report an attestation report of the independent registered public accounting firm regarding internal control over financial reporting, pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the most recent quarter ended December 31, 2012, there has been no change in our internal control over  financial  reporting  (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Effective February 6, 2013, the BOD approved the grant of an aggregate of two million (2,000,000) shares of Common Stock to certain directors, executive officers and employees of the Company under the Plan.

Under the Plan, the Board granted (i) 700,000 shares of the Common Stock to Ms. Guoyun Yao, our Chairman and Chief Executive Officer, (ii) 600,000 shares of the Common Stock to Mr. Chunde Meng, our Chief Operating Officer, (iii) 50,000 shares of the Common Stock to each of Mr. Baozhu Ren and Mr. Jianjun Wang, both are our directors and (iv) 30,000 shares of the Common Stock to each of Mr. Lei Shi, our director and Mr. Xiaolong Zhou, our Chief Financial Officer. The remaining 540,000 shares of the Common Stock were granted to eleven key employees.

Effective March 7, 2013, the BOD authorized the Company to issue 31,848 shares of Common Stock to a director for his past services.  The issuance was based on exemption under Section 4(2) of the Securities Act of 1933, as amended.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of March 10, 2013. All of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the US upon them or to enforce judgments against them for judgments obtained from the US courts.

The following table sets forth certain information concerning our current directors and executive officers:

Name	Age	Position
Guoyun Yao	51	Chief Executive Officer, President, Secretary and Chairman of the Board
Chunde Meng	50	Director and Chief Operating Officer
Xiaolong Zhou	61	Chief Financial Officer
Lei Shi	34	Director and Vice President – Finance
Jianjun Wang	32	Director and Assistant Vice President - Finance
Baozhu Ren	48	Director

Biographies

Guoyun Yao founded Hongxing in December 2003 and has served as Chairman of Hongxing since that time. Since May 2010, Ms. Yao has also serves as Chief Executive Officer, President, and Secretary of the Company.  She is responsible for the day-to-day management and major decision-making in the operating company.  She has also served as the general manager of Chongxing Qingxu County Tapestry Limited since January 1998. Prior to joining the Company, from 1987 to 1993, Ms. Yao was general manager of the Xigu Village Carpet Processing Co., Ltd.  She also worked at the bureau of City Management of Qingxu County from January 1994 to December 1997, which engaged in construction work. Yao participated in the “National Economy Training Program of Women” in Shanxi Province in 2006. She was awarded “Woman of the Year in Taiyuan Economy” in 2007. She was elected the member of Chinese People’s Political Consultative Conference (CPPCC) Committee in Qingxu County for two consecutive terms (2007 and 2008). Ms. Yao’s knowledge and expertise in the Company’s industry, her history with the Company, her management skills and other business experience and acumen led to the Board’s conclusion that Ms. Yao should serve as Chairman of our BOD.

Chunde Meng joined Hongxing in 2003 as head of the Company’s market development team and in December 2003 he became General Manager of Hongxing, primarily responsible for operations and sales. Since January 1998, he has also served as the Chairman of Chongxing Qingxu County Tapestry Limited. Prior to that, Mr. Meng was a project manager in the bureau of City Management of Qingxu County from January 1994 to December 1997.  In 2004, he participated in the training program of Zhongyu Carbon Black Rubber Group Training Association and won the honorary titles “Model Worker in Qingxu County" in 2006 and "Economy Model in Qingxu County" in 2007. Mr. Meng’s knowledge and expertise in the Company’s industry, his history with the Company, and his other business experience and acumen led to the Board’s conclusion that Mr. Meng should serve as a member of our Board.

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

Lei Shi joined Hongxing in October 2004 and has been serving as Deputy General Manager of Corporate Finance and Sales since then. Prior to joining Hongxing, from January 1999 to September 2004, Mr. Shi served as a tax collector with the taxation agency of Qingxu County.  Mr. Lei graduated from Shanxi Finance & Taxation College in 1998. Mr. Lei’s industry experience, his history with Hongxing, and his diverse business experience and acumen in tax led to the Board’s conclusion that Mr. Shi should serve as a member of our BOD.

Jianjun Wang joined Hongxing in October 2007 and has been serving as Deputy General Manager of Finance since then.  Mr. Wang is a certified accountant in China.  Prior to joining Hongxing, he was an accountant at Taiyuan Gengyang Industrial Group Corporation from March 2004 to February 2006 and at Shanxi Longhui Gas Co., Ltd, and Shanxi Yaxin Coal Co., Ltd. from March 2006 to September 2007. Mr. Wang’s industry experience, his history with Hongxing, and his diverse business experience and acumen in accounting led to the Board’s conclusion that Mr. Wang should serve as a member of our BOD.

Baozhu Ren served as a Deputy General Manager at Hongxing since May 2008. Before joining the Company, he was the General Accountant of Shanxi Construction Machinery from May of 1988 to May 2008. Mr. Ren received a Bachelor’s Degree from Shanxi Financial Institution in 1984. Mr. Ren’s experience and education in accounting and his familiarity with the Company makes him a valuable member to our BOD.

Directors and Officers of Hongxing

The following table sets forth certain information as of March 10, 2013 concerning the directors and executive officers of our operating entity, Hongxing. The information regarding Guoyun Yao, Chunde Meng, Baozhu Ren, Lei Shi and Jianjun Wang is set forth above.

Directors and Executive Officers	Position/Title	Age

Guoyun Yao	Chairman of Board	51

Chunde Meng	General Manager	50

Faqua Bai	Deputy General Manager	50

Baozhu Ren	Deputy General Manager	48

Lei Shi	Deputy General Manager -- Corporate Finance and Sales	34

Jianjun Wang	Deputy General Manager, Finance	32

Tielong Fu	Chief Engineer	41

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

Tielong Fu joined Hongxing in 2011 and has been serving as Chief Engineer since then. Prior to joining Hongxing, from 2008 to 2011, he served as Chief Engineer of Taiyuan Shen Tai Chemical Co. Ltd. From 2002 to 2007, Mr. Fu was the Chief Operation Officer of Shanxi Heng Da Chemical Co., Ltd.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

When evaluating candidates for election to the BOD, the Company seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

The BOD does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Presently, we do not have “independent director” under the Corporate Governance Rules of the NASDAQ Stock Market, Inc., Rule 5605(a)(2).

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

Audit Committee Financial Expert

Our BOD currently acts as our audit committee and is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K.

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

Board Leadership Structure

Guoyun Yao is our chairwoman and chief executive officer. At the advice of other members of the management or the Board, Ms. Yao calls meetings of BOD when necessary. We have one independent director, and we do not have a lead independent director. The Board believes that the Company's chief executive officer is best situated to serve as chairman of the Board because she is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

The Board’s Role in Risk Oversight

Risk is an integral part of the BOD's deliberations throughout the year. The BOD oversees and reviews an assessment prepared by management of the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.

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

Board Meetings

The BOD met one time and acted by unanimous written consent four times during 2012.

 Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

The following table reflects the compensation paid to our principal executive officer and principal financial officer during the past two fiscal years (collectively, the “Named Executive Officers”). No other executive officers earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non- Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Guoyun Yao President, CEO, Secretary, and Chairman (1) (2)	2011 2012	$7,627 7,609	$	— —	$	— 90,000	$	— —	$	— —	$	— —	$	— —	$7,627 97,609
Xiaolong Zhou CFO (3)	2011 2012	50,000 50,000		— —		— —		49,736 —		— —		— —		— —	99,736 50,000

(1)	Guoyun Yao has been serving as our President, CEO, and Secretary since May 2010.
(2)
Bonus payment is dependent upon the profitability of the Company. Ms. Guoyun Yao is entitled to receive RMB30,000 ($4,815) as a bonus per-annum. Ms. Yao was granted 200,000 shares of Common Stock under the Plan on March 16, 2012. Applying the closing price of $0.45 of the shares on March 15, 2012, the initial value of the Stock Awards is $90,000.

(3)	Xiaolong Zhou has been serving as our Chief Financial Officer since September 1, 2008.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Guoyun Yao	—	—	—	—	—	—	—	—	—
Chairman, Chief Executive Officer

Xiaolong Zhou	220,000	—	—	$0.64	12/31/2014	—	—	—	—
Chief Financial
Officer

Employment Agreements

The Company has employment agreements with its officers and directors who reside in China in accordance with PRC labor law. These employment agreements are usually in one-year term and renewable afterwards.

Director Compensation

On September 30, 2011, we granted an option to purchase 75,000 shares of Common Stock to our former director, Michael Segal for his service to us from July 1, 2011 to December 31, 2011 under the Plan. The option has an exercise price of $0.64 per share and may be exercised cashlessly. The option is valid for a term of three years from January 1, 2012 to December 31, 2014.  The option cost was estimated at $16,579 by using a Black-Scholes option pricing model.

We paid $24,000 in cash annually to Mr. Michael Segal during the past two fiscal years and for the period up to February 28, 2013. In addition, we issued 31,848 shares to Mr. Segal on March 7, 2013 for his service in 2013. Such shares were issued in reliance on Section 4(2) of the Securities Act.  We pay no compensation to the other directors for serving as a director. There are no other elements of compensation paid to these directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 10, 2013 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned		Percent of Common Stock (2)
Common Stock	Guoyun Yao, Chief Executive Officer, President, Secretary and Chairman of the Board of Directors	20,780,064		37.9%

Common Stock	Xiaolong Zhou, Chief Financial Officer Address: 85-19 54th Ave Elmhurst NY 11373	250,000	(3)	*

Common Stock	Chunde Meng, Chief Operating Officer and Director	3,435,391		6.3%

Common Stock	Lei Shi, Vice President of Finance and Director	60,000		*

Common Stock	Jianjun Wang, Assistant Vice President of Finance and Director	90,000		*

Common Stock	Baozhu Ren, Director	90,000		*

Common Stock	All Directors and Officers of the Company as a group	24,705,455		44.8%

 *Less than 1% of the outstanding common stock.

(1)
Unless otherwise indicated in the table above, the address of each beneficial owner is c/o Yuyuan1-1-705, Bei Mei Xintiandi, 116 Changfeng Jie Xiaodian County, Taiyuan City, Shanxi Province, China 030001.

(2)
Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. As of March 10, 2013, we had 54,888,910 outstanding shares of common stock. Certain beneficial owner listed in the table holds option to acquire any shares of our common within 60 days of the date of March 10, 2013, the calculation of percentage of class held by such owner include such shares that could be acquired upon the option exercise with the 60-day period.

(3)	This figure includes an option to purchase 220,000 shares of common stock of the Company from January 1, 2012 to December 31, 2014 at $0.64 per share under the 2011 Incentive Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole.

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC, Ms. Guoyun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO for a loan totaling RMB18 million ($2,863,980) (the “Loan”). The Loan was due on August 23, 2012. Liteweisi and Hongxing were jointly liable for the Loan until it was repaid at which point the guaranty obligation extinguished. The Loan was repaid in full in September 2012 and Liteweisi and Hongxing’s joint guaranty obligation extinguished accordingly.

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

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees that the Company accrued or paid to Goldman Kurland and Mohidin LLP (“GKM”) during 2012 and 2011:

	Fiscal year ended December 31,
	2011	2012
Audit fees	$105,691	$107,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$105,691	$107,500

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on June 23, 2008*

3.2	Bylaws of the Company*

10.1	Lease Agreement, dated June 14, 2006, by and between the villager Committee of Xigu village, Qingxu County, and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.2	Lease Agreement, dated July 18, 2003, by and between the villager Committee of Xigu village, Qingxu County, and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.3	Registered Trademark License Contract, by and between Guoyun Yao and Taiyuan Hongxing Carbon Black Co., Ltd.*

10.4	Entrusted Management Agreement, by and among Yao Guoyun, Meng Chun De, Taiyuan Hongxing Carbon Black Co., Ltd., and Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd.**
10.5	Exclusive Option Agreement, by and among Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd., Yao Guoyun, Meng Chun De, and Taiyuan Hongxing Carbon Black Co., Ltd.**

10.6	Exclusive Option Agreement, by and among Jin Zheng Li Te Wei Si Carbon (Taiyuan) Co., Ltd., Yao Guoyun, Meng Chun De, and Taiyuan Hongxing Carbon Black Co., Ltd.**

10.7	Pledge of Equity Agreement, by and among Yao Guoyun, Meng Chunde, Taiyuan Hongxing Carbon Black Co., Ltd. and Jinzheng Liteweisi Carbon (Taiyuan) Co., Ltd.**

10.8	Shareholders’ Voting Proxy Agreement, by and among Yao Guoyun, Meng Chun De, and Jizheng Litewisi Carbon (Taiyuan) Co., Ltd.**

10.9	Call Option Agreement, by and between Yao Guoyun and Karen Prudente.**

10.10	2011 Incentive Stock Plan ***

21.1	List of subsidiaries.*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Previously filed with the Registration Statement on Form S-1 (File No. 333-167090) filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2010 and incorporated herein by reference.

**Previously filed with Amendment No. 2 on Form S-1 filed with the SEC on August 23, 2010 and incorporated herein by reference.

*** Previously filed with the Registration Statement on Form S-8 filed with the SEC on December 19, 2011 and incorporated herein by reference.

The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date: March 19, 2013	By:	/s/ Guoyun Yao
Guoyun Yao Chief Executive Officer and President (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Guoyun Yao	Chief Executive Officer, President, Secretary and Chairman of the Board	March 19, 2013
Guoyun Yao

/s/Xiaolong Zhou	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2013
Xiaolong Zhou

/s/Chunde Meng	Director and Chief Operating Officer	March 19, 2013
Chunde Meng

/s/Lei Shi	Director and Vice President - Finance	March 19, 2013
Lei Shi

/s/ Jianjun Wang	Director and Assistant Vice President - Finance	March 19, 2013
Jianjun Wang

/s/Baozhu Ren	Director	March 19, 2013
Baozhu Ren