Form 10-Q
period 2013-03-31
Asia Carbon Industries, Inc.
filed 2013-05-15
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
 (Address of principal executive offices) (Zip Code)

86-351-5966868
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  55,656,858 shares of common stock, $.001 par value, as of May 10, 2013.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$6,054,268	$6,664,444
Accounts receivable, net	2,700,198	3,622,644
Inventories	1,673,992	2,393,121
Prepaid expenses and other receivable	20,860	6,420
Total Current Assets	10,449,318	12,686,629

Property, Plant and Equipment, Net	28,938,045	26,906,929

Other Assets:
Land use rights, net	211,869	214,356

TOTAL ASSETS	$39,599,232	$39,807,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,356,078	$1,364,014
Accounts payable	1,785,900	1,962,695
Accrued liabilities	150,212	169,302
Taxes payable	130,510	714,413
Investor deposit payable	50,000	-
Due to shareholder	26,503	26,625
Total Current Liabilities	3,499,203	4,237,049

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 52,857,052 issued and outstanding at March 31, 2013 and December 31, 2012	52,857	52,857
Additional paid-in capital	7,035,461	6,690,461
Statutory reserves	2,757,200	2,757,200
Retained earnings	23,249,851	22,859,898
Accumulated other comprehensive income	3,004,660	3,210,449
Total Stockholders' Equity	36,100,029	35,570,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,599,232	$39,807,914

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net Sales	$5,963,945	$12,581,692
Cost of Sales	4,574,689	9,655,740
Gross Profit	1,389,256	2,925,952

Operating Expenses:
Selling	81,785	91,691
General and administrative	618,708	310,388
Total Operating Expenses	700,493	402,079
Income From Operations	688,763	2,523,873
Other Income and (Expense)
Interest income	-	11,060
Interest expense	(34,251)	(45,634)
Total Other Income and (Expense)	(34,251)	(34,574)
Income Before Provision for Income Tax	654,512	2,489,299
Provision for income tax	264,559	682,218
Net Income	389,953	1,807,081

Other comprehensive loss – Foreign currency translation	(205,789)	(15,411)
Comprehensive Income	$184,164	$1,791,670

Net Income Per Share - Basic	$0.01	$0.04
Net Income Per Share - Diluted	$0.01	$0.04
Weighted Average Shares Outstanding - Basic	52,857,052	51,194,583
Weighted Average Shares Outstanding - Diluted	54,888,900	51,194,583

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$389,953	$1,807,081
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for doubtful accounts	4,075	14,192
Depreciation and amortization	464,009	441,538
Stock-based compensation	345,000	112,500
Changes in operating assets and liabilities:
Accounts receivable	895,816	(1,074,448)
Inventories	704,049	(143,372)
Prepaid expenses and other receivable	(14,453)	4,786
Accounts payable	(198,306)	(841,890)
Accrued expenses	14,832	47,231
Taxes payable	(578,795)	182,751
Net Cash Provided by Operating Activities	2,026,180	550,369

Cash Flows from Investing Activities:
Additions to construction in progress	(2,646,840)	-
Acquisitions of property, plant and equipment	-	(939,786)
Net Cash Used in Investing Activities	(2,646,840)	(939,786)

Cash Flows from Financing Activities:
Proceeds from investor deposit	50,000	-
Decrease in deposits payable	-	(49,985)
Proceeds from private placement	-	99,970
Net Cash Provided by Financing Activities	50,000	49,985

Effect of Exchange Rate Changes on Cash	(39,516)	(4,476)
Net Decrease in Cash and Equivalents	(610,176)	(343,908)
Cash and Equivalents - Beginning of the Period	6,664,444	8,092,411

Cash and Equivalents - End of the Period	$6,054,268	$7,748,503

Supplemental Cash Flow Information:
Interest Paid	$31,543	$45,976
Income taxes	$461,021	$589,467

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Asia Carbon Industries, Inc. (“Asia Carbon”) was incorporated June 23, 2008 under the laws of the State of Maryland.  Asia Carbon is a holding Company to develop business opportunities in the People’s Republic of China (“PRC” or “China”).

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

On December 29, 2009, Asia Carbon, through Liteweisi, entered into Entrusted Management, Exclusive Option, Exclusive Purchase, Pledge of Equity and Shareholders’ Voting Proxy Agreements (collectively, the “Entrusted Agreements”) with Hongxing and shareholders of Hongxing, Guoyun Yao and Chunde Meng (“Hongxing Shareholders”). The effect of the Entrusted Agreements was to cede control of management and the economic benefits of Hongxing to Liteweisi.  Asia Carbon issued 36,239,394 restricted shares of its common stock, par value $0.001 per share, to Karen Prudente, nominee and trustee for the Hongxing Shareholders for Hongxing and the Hongxing Shareholders for the Entrusted Agreements with Liteweisi.  The entry into the Entrusted Agreement and the issuance of shares to nominee and trustee holder to the Hongxing Shareholders are collectively referred to as “the transaction” hereafter.

The Entrusted Agreements gave Asia Carbon, through Liteweisi, the ability to substantially influence Hongxing’s operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate Asia Carbon to absorb a majority of the risk of loss from Hongxing’s activities and enable Asia Carbon to receive a majority of its expected residual returns, Asia Carbon, through its wholly-owned subsidiaries, accounts for Hongxing as its Variable Interest Entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic 810-10. Accordingly, Asia Carbon consolidates Hongxing’s operating results, assets and liabilities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2012 balance sheet. These unaudited interim consolidated financial statements were prepared in accordance with US GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP were condensed or omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes as of and for the year ended December 31, 2012, included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

The foreign exchange rates used in the translation are follows:

	Three Months Ended
	March 31,		December 31,
	2013	2012	2012
RMB/US$ exchange rate at the period end	0.1591	0.1568	0.1589
Average RMB/US$ exchange rate for the period	0.1580	0.1544	0.1547

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. There was no material foreign currency transaction gain or loss for the three months ended March 31, 2013 or 2012.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

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

Revenue Recognition

The Company recognizes revenue from sales of products. Sales are recognized when these four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is presented net of value added tax (“VAT”), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. Credit risk is controlled through credit approvals, limits and monitoring procedures. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. Freight-in costs are included in cost of sales.

Segment Information

FASB ASC subtopic 280-10, “Segment Reporting”, requires disclosures about segments and related information of a public entity.  The Company manufactures and sells carbon black made from tar oil. The Company and its major suppliers and customers are located in the PRC. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Statement of Cash Flows

In accordance FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon local currencies using average translation rates. As a result, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding asset and liabilities balances on the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC subtopic 740-10, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. As this ASU only requires enhanced disclosure, the adoption did not have an impact on the Company’s financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances were as follows:

	March 31, 2013	December 31, 2012
Accounts receivable	$2,775,647	$3,694,429
Allowance for doubtful accounts	(75,449)	(71,785)
Accounts receivable, net	$2,700,198	$3,622,644

 NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,263,787	$1,277,286
Packing and other materials	19,599	40,664
Finished products	390,606	1,075,171
	$1,673,992	$2,393,121

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated
	Useful Lives	March 31, 2013	December 31, 2012
Plant	20	$8,729,409	$8,340,697
Machinery and equipment	10	16,741,699	16,839,670
Transportation equipment	5	117,065	117,750
Other machinery and equipment	5	61,578	61,938
Construction in progress		7,154,089	4,969,047
		32,803,840	30,329,102
Less: accumulated depreciation		3,865,795	3,422,173
Property, plant and equipment, net		$28,938,045	$26,906,929

Depreciation was $462,771 and $440,307 for the three months ended March 31, 2013 and 2012, respectively.  Depreciation included in cost of sales was $210,540 and $414,499 for the three months ended March 31, 2013 and 2012, respectively.

The Company started the construction of a 3000KW power plant including a water recycling system in June 2012, which is to utilize residual exhaust gas generated from the Company’s carbon black manufacturing process.  Management expects the power plant will satisfy the Company’s electricity needs for the current production capacities. Cost of construction of the plant was approximately $6.4 million. The power plant was completed and is currently being utilized for commercial production.

Beginning in October 2012, the Company terminated its production on the three dry carbon black production lines and began to convert them to special carbon black (“SCB”) production lines. In connection with the construction of the SCB production lines, the Company transferred the book value of the three dry production lines from property, plant and equipment to construction in progress in the fourth quarter of 2012. Most of the equipment and parts on the dry carbon black production lines were in good condition and suitable to be used in the new SCB production line. The Company’s policy is to continuously depreciate these assets during the construction period using estimated remaining useful lives until they are reused, sold, or disposed of.

NOTE 6 – LAND USE RIGHTS, NET

On December 29, 2005, the Company lent RMB554,130 ($88,426) to Xigu Village (“Village”), which was interest free and due December 29, 2008. The Village failed to repay the loan by December 29, 2008. Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for 49 mu (8.07 acre) of land the Village owns. The lease requires a yearly payment of RMB10,000 ($1,596) from July 2003 through July 2053. The Company has no obligation to pay this lease due to the default of the Village loan. The balance of the Village loan receivable was capitalized on December 31, 2008 as land use rights and is amortized over the remaining life of the land use rights.

On October 31, 2007, the Company lent an additional RMB1,000,000 ($159,576) to the Village. The loan was interest free and due October 31, 2010. The Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement, if the Village was unable to repay the loan when due, the Company had the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,596) through June 2056 from June 2006. The Company has no obligation to pay this lease due to the default of the Village loan. The balance of the Village loan receivable was capitalized on November 1, 2010 as land use rights and is amortized over the remaining life of the land use rights.

Land use rights balances were as follows:

	March 31, 2013	December 31, 2012
Land use rights	$240,928	$249,453
Less: accumulated amortization	29,059	35,097
Land use rights, net	$211,869	$214,356

Amortization of land use rights was recorded as rent. Rent expense was $1,238 and $1,231 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the estimated future amortization of land use rights is as follows:

Years Ending December 31,
2013	$3,720
2014	4,960
2015	4,960
2016	4,960
2017	4,960
2018	4,960
Thereafter	183,349
$211,869

NOTE 7 – SHORT TERM DEBT

Short term debt consisted of the following:

	March 31, 2013	December 31, 2012
To Xigu Credit Union
Interest at 12%, payable December 26, 2013	$494,686	$497,581
To Chengguan Credit Union
Interest at 12%, payable December 26, 2013	861,392	866,433
	$1,356,078	$1,364,014

The short term loans are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

The Xigu Creidt Union short-term loan of $494,686 (RMB 3,100,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

The Chengguan Credit Union short-term loan of $861,392 (RMB 5,398,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

NOTE 8 – TAXES PAYABLE

Taxes payable consisted of the following:

	March 31, 2013	December 31, 2012
PRC corporation income tax	$264,994	$464,481
Value added tax	(134,484)	230,352
Other	-	19,580
Total	$130,510	$714,413

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Country Risk

As the Company's principal operations are in the PRC, it is subject to considerations and risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environment and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

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

Entry Into Guaranty Agreements – Related Party Transaction

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC (the “Lender”), Ms. Guoyun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO for a loan totaling RMB18 million ($2,872,371) (the “Loan”) due on August 23, 2012. Liteweisi and Hongxing were jointly liable for the Loan until it was repaid when the guaranty obligation ended.  The Loan was repaid in full in September 2012 and Liteweisi and Hongxing’s joint guaranty obligation extinguished.

Capital Commitments

As of March 31, 2013, the Company was committed to various construction and equipment purchase contracts for the SCB production lines with a total contract price of $634,156.

NOTE 10 – STOCKHOLDERS’ EQUITY

On March 15, 2012, the Board of Directors (“BOD”) passed a resolution to issue and sell 156,250 shares of common stock of the Company  to an accredited investor in China for $100,000. The stock was valued at $0.45 per share (the market closing price on March 14, 2012).  The difference between the market price and the actual sale price was recorded to Additional Paid-in Capital (“APIC”).

On May 3, 2012, the BOD passed a resolution to issue and sell 222,222 shares of common stock of the Company to two accredited investors in China for $100,000. The stock was valued at $0.38 per share (the market closing price on May 2, 2012). The difference between the market price and the actual sale price was recorded to APIC.

On December 5, 2012, the BOD passed a resolution to issue and sell 500,000 shares of common stock of the Company to two accredited investors in China for $100,000. The stock was valued at $0.14 per share (the market closing price on December 4, 2012). The difference between the market price and the actual sale price was recorded to APIC.

On March 7, 2013, the BOD passed a resolution to authorize the Company to issue 31,848 shares of common stock to a director for his past services.  The cost is estimated at $5,000 based on the closing price of $0.16 of the common stock on March 6, 2013.

On March 20, 2013, the BOD passed a resolution to issue and sell 250,000 shares of common stock of the Company to one accredited investor in China for $50,000. The stock was valued at $0.20 per share (the market closing price on March 19, 2013).

2011 Stock Incentive Plan

On September 13, 2011, the BOD of Asia Carbon passed a resolution to adopt Asia Carbon’s 2011 Incentive Stock Plan (the “Plan”) which aims to support and increase the Company’s ability to attract, engage and retain individuals of exceptional talent, to provide additional incentive for persons employed by the Company, including without limitation any employee, director, general partner or officer, and to advance the best interests of the Company by providing to those persons who have a substantial responsibility for its management, affairs, and growth, a proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The Plan reserved 5,000,000 shares of common stock of the Company for the issuance of equity awards thereunder.

On March 16, 2012, the BOD passed a resolution to issue 1,000,000 shares of common stock of the Company under the Plan to 10 senior managers or key employees as part of compensation for 2012. The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company expensed this compensation cost evenly throughout  2012.

On March 27, 2013, the BOD passed a resolution to authorize the Company to issue 2,000,000 shares of common stock of the Company under the Plan to 10 senior managers or key employees as part of compensation for 2012. The cost is estimated at $340,000 based on the closing price of $0.17 of the Company’s common stock on February 6, 2013. The Company expensed this compensation cost in the three months ended March 31, 2013.

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all the risks if any of these banks become insolvent. As of March 31, 2013 and December 31, 2012, the Company’s uninsured cash balances were approximately $6,049,000 and $6,632,000, respectively.

NOTE 12 – INCOME TAXES

The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2013 and 2012 and recorded income tax provisions for the periods. The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit.

Current PRC Tax Law also imposes a 10% withholding tax on all dividends paid by PRC companies to non-PRC shareholders  unless any foreign shareholder’s jurisdiction has a tax treaty with the PRC that provides for a different withholding arrangement and contains rules governing such matters as international transfer pricing.  No provision for withholding or other tax on the undistributed earnings of the PRC companies was made as the earnings of these PRC companies, in the opinion of the management, will be reinvested indefinitely.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of March 31, 2013 and December 31, 2012.

For the three months ended March 31, 2013 and 2012, reconciliation of the differences between the statutory US Federal income tax rate and the effective rate were as follows:

	2013	2012

US statutory tax rate	34.0%	34.0%
Tax rate difference	(15.0)%	(9.0)%
Changes in valuation allowance	22.7%	2.4%
Other	(1.3)%	-%
Effective rate	40.4%	27.4%

At March 31, 2013, the Company had US net operating loss carry forwards of $2,115,046. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

For the three months ended March 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2013, five customers accounted for 23%, 17%, 16%, 12% and 11% of the Company’s total revenue. At March 31, 2013, the outstanding trade receivables from these five customers were 20%, 17%, 16%, 3% and 9% of the total outstanding trade receivables.

For the three months ended March 31, 2012, four customers accounted for 11%, 22%, 26% and 13% of the Company’s total revenue.  At March 31, 2012, the outstanding trade receivables from these four customers were 13%, 19%, 24% and 13% of the total outstanding trade receivables.

For the three months ended March 31, 2013, four suppliers accounted for 29%, 29%, 16% and 26% of the Company’s total purchases. At March 31, 2013, the outstanding trade payables to these four suppliers were 20%, 21%, 0% and 10% of the total outstanding trade payables.

For the three months ended March 31, 2012, five suppliers accounted for 13%, 12%, 13%, 13% and 13% of the Company’s total purchases.  At March 31, 2012, the outstanding trade payables to these five suppliers were 17%, 17%, 17%, 17% and 17% of the total outstanding trade payables.

The loss of any of these suppliers or customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 14 – SUBSEQUENT EVENTS

Effective as of April 16, 2013, Asia Carbon entered into a financial services agreement with ELZ Accountancy Corp and Ms. Elaine Zhao.  Pursuant to the terms of the Agreement, Ms. Zhao agreed to serve as the Company’s Chief Financial Officer (“CFO”) for a term of one year at an annual salary of $50,000.  In addition, effective as of the same day, the BOD granted 30,000 shares of restricted stock under the Plan to vest in four tranches quarterly with a performance target of the Company’s filing its periodic reports in a timely fashion.

On April 26, 2013, the BOD passed a resolution to issue and sell 384,615 shares of common stock of the Company to one accredited investor in China for $50,000. The stock was valued at $0.13 per share (the market closing price on April 24, 2013).

Also on April 26, 2013, the BOD passed a resolution to authorize the Company to issue 103,333 shares of common stock to the former CFO of the Company for his past services.  The fair value was $12,400 based on the closing price of $0.12 per share that day.

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

Recent Development

In June 2012, the Company began construction on a 3000 KW power plant. Utilizing residual exhaust gas generated from the Company’s carbon black manufacturing process, the plant’s capacity is expected to satisfy the Company’s electricity needs for its current production lines. The cost of the construction of the plant was $6.4 million. The power plant was completed and is currently being utilized for commercial production. Management estimates the plant will bring savings of $570,000 annually given all four production lines are running near full capacity.

In October 2012, the Company began converting its three dry production lines to special carbon black (“SCB”) production lines. SCB has a broader range of use compared to the more traditional products including use as a pigmenting agent, UV stabilizer or conductive agent in a variety of products, such as plastics, toners and printing ink and coating, battery and electrical parts. Management believes SCB will generate more revenues as a result of higher sales prices. The conversion continued to affect the Company’s operating results in the first quarter of 2013 as the three dry production lines have not been in operations since the fourth quarter of 2012. The conversion will continue to have a negative impact on the Company’s 2013 operating results until completion, expected to be by the end of the second quarter of 2013. This project is funded by the cash from the Company’s operations. The total estimated cost is $5.5 million.

Results of Operations

Comparisons for the Three Months Ended March 31, 2013 and 2012

Sales

	Three Months Ended March 31,
	2013		2012
	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$4,901,983	5,811	$7,815,209	8,000
N330	281,376	333	1,990,807	2,284
N660	219,309	284	1,922,322	2,289
Naphthalene oil	561,277	840	853,354	1,050
Total	$5,963,945	7,268	$12,581,692	13,623

Total sales decreased $6,617,747 or 53% during the three months ended March 31, 2013 compared to the 2012 period.  The decrease in sales was primarily due to the decrease in production and unit sales prices.

During the first quarter of 2013, the average selling prices of our products was $821 per metric ton, a decrease of $103, or 11%, from $924 in the 2012 period.

During the first quarter of 2013, the Company sold 7,268 metric tons of carbon black and naphthalene oil, a decrease of 6,355 metric tons, or 47%, compared to 13,623 metric tons in the 2012 period. The decrease was mainly attributable to the Company’s SCB production lines renovation project. Beginning in October 2012, the Company suspended production on its three dry carbon black production lines and began to convert them to SCB production lines.

Cost of Sales

Cost of sales was $4,574,689 for the three months ended March 31, 2013, a decrease of $5,081,051, or 53%, compared to $9,655,740 in the 2012 period. It was mainly attributable to the decrease in production and average purchase price of the primary raw material, coal tar. The average price of coal tar was $355 per metric ton in the first quarter of 2013, a decrease of $30 per metric ton, or 8% from $385 per metric ton in the 2012 period.  The quantity of coal tar used in production in the first quarter of 2013 was  8,392 metric tons, a decrease of 14,470 metric tons, or 63% compared to 22,862 metric tons in the 2012 period.  The decrease in usage of coal tar was mainly due to the suspension of production on the three dry carbon black production lines for conversion to SCB production lines.

Gross Profit

Gross profit was $1,389,256 in the three months ended March 31, 2013, a decrease of $1,536,696, or 53%, compared to $2,925,952 in the 2012 period. The decrease was a result of the decrease in sales. The profit margin was 23% for both 2013 and 2012.

Operating Expenses

	Three Months Ended March 31,
	2013	2012	% Change
Operating expenses	$700,493	$402,079	74.2%
% of Sales	12%	3%

Operating expenses increased by $298,414 or 74.2% during the three months ended March 31, 2013 compared to the same period of 2012.

The higher operating expenses in dollars and as a percentage of sales in the first quarter of 2013 were mainly due to an increase in stock-based compensation of $232,500 and an increase in administrative facility expense of $92,633 as a result of repairing office building. As most of the general and administrative expenses are fixed, the decrease in sales also contributed to the increase in operating expenses as a percentage of sales. The increase in stock-based compensation was due to the 2,000,000 shares of common stock granted to 10 senior managers or key employees at March 27, 2013.  Since such shares were awarded for the employees’ services in 2012, they vested immediately and the expense was recorded in full in the first quarter of 2013. The increase in operating expenses was partly offset by a decrease in professional fee of $22,695.

Net Income

Net income was $389,953 in the three months ended March 31, 2013, a decrease of $1,417,128, or 78%, compared to $1,807,081 in the same period of 2012. The decrease in net income was a result of aforementioned lower gross profit and higher operating expenses, partly offset by lower income tax.

Liquidity and Capital Resources

We had cash and equivalents of $6,054,268 and $6,664,444 as of March 31, 2013 and December 2012, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Accounts receivable were $2,700,198 and $3,622,644, or 26% and 29%, of current assets, as of March 31, 2013 and December 31, 2012, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay, or to fail to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Accounts receivable aging as of March 31, 2013 and December 31, 2012 was as follows:

	Total	Current	31-90 days	91-180 days	181-360 days	Over 361 days
March 31, 2013	100.00%	63.36%	29.11%	5.58%	1.95%	0.00%
December 31, 2012	100.00%	79.13%	19.40%	0.00%	1.47%	0.00%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced significant amount of bad debt since the inception of our operations. Allowance for doubtful accounts was $75,449 and $71,785 as of March 31, 2013 and December 31, 2012, respectively.

Operating activities

For the three months ended March 31, 2013, net cash provided by operating activities was $2,026,180. This was primarily due to net income of $389,953, adjusted by non-cash related expenses including provision for doubtful accounts of $4,075, depreciation and amortization of $464,009 and stock-based compensation of $345,000, then increased by favorable changes in working capital of $823,143. The favorable changes in working capital mainly resulted from a decrease in accounts receivable of $895,816 as some prior period accounts receivable got collected and a decrease in inventory of $704,049 as a result of the ongoing SCB production lines conversion, partly offset by a decrease in accounts payable of $198,306 and a decrease in taxes payable of $578,795.

For the three months ended March 31, 2012, net cash provided by operating activities was $550,369. This was primarily due to net income of $1,807,081, adjusted by non-cash related expenses including provision for doubtful accounts of $14,192, depreciation and amortization of $441,538 and stock-based compensation of $112,500, then decreased by unfavorable changes in working capital of $1,824,942. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $1,074,448, an increase in inventory of $143,372 and a decrease in accounts payable of $841,890, partly offset by an increase in taxes payable of $182,751.

Investing activities

Net cash used in investing activities was $2,646,840 for the three months ended March 31, 2013 due to the capital expenditures on the construction of SCB production lines.

Net cash used in investing activities were $939,786 in the three months ended March 31, 2012. The capital expenditures of $939,786 in the three months ended March 31, 2012 related to the Company’s new warehouse.

Financing Activities

Net cash provided by financing activities was $50,000 for the three months ended March 31, 2013 which was a deposit to purchase 384,615 shares of the Company’s common stock.

Net cash provided by financing activities was $49,985 in the three months ended March 31, 2012, which was received from one private investor.

Short Term Debt

Short term debt consisted of the following:

	March 31, 2013	December 31, 2012
To Xigu Credit Union
Interest at 12%, payable December 26, 2013	$494,686	$497,581
To Chengguan Credit Union
Interest at 12%, payable December 26, 2013	861,392	866,433
	$1,356,078	$1,364,014

The short term loans are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

The Xigu Creidt Union short-term loan of $494,686 (RMB 3,100,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

The Chengguan Credit Union short-term loan of $861,392 (RMB 5,398,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

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

We believe our working capital, together with our cash flow from operations and loans from banks will be sufficient to enable us to meet our cash requirements for the next 12 months. However, as we are seeking to increase our production capacity in the near future, and it is possible that cash from operations will not be enough to support our expansion and we may require additional funding from external source, either debt or equity financing. We cannot be sure funding will be available on reasonable terms when we require such funding, if at all.

Contractual Obligations

As of March 31, 2013, the Company was committed to various construction and equipment purchase contracts for the SCB production lines with a total contract price of $634,156.

Off-balance Sheet Arrangements

On May 24, 2012, Liteweisi and Hongxing separately entered into a Guaranty Agreement with Mr. Liang Qiao, an individual residing in the PRC, Ms. Guoyun Yao, the Company’s Chairman and CEO and Mr. Chunde Meng, the Company’s COO for a loan totaling RMB18 million ($2,863,980) (the “Loan”). The Loan was due on August 23, 2012. Liteweisi and Hongxing were jointly liable for the Loan until it was repaid at which point the guaranty obligation extinguished. The Loan was repaid in full in September 2012 and Liteweisi and Hongxing’s joint guaranty obligation extinguished.

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

At the conclusion of the period ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, as of such fiscal year end we identified material weaknesses in our internal control over financial reporting and described several actions we plan to take to remedy such material weaknesses.  During the quarter ended March 31, 2013, we continued on job training of accounting and other related personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2013, the Company issued 250,000 shares of common stock to one investor for $50,000.

On April 24, 2013, the Company issued 384,615 shares of common stock to one investor for $50,000.

On April 26, 2013, the Company issued 103,333 shares of common stock to Mr. Xiaolong Zhou, its former CFO.

The issuances above were in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Effective April 16, 2013, in connection with the Company’s engagement of  Ms. Elaine Zhao as the Company’s new CFO, the Company issued 30,000 shares of common stock under its 2010 Stock Incentive Plan. The shares are subject to vesting performance targets as ascribed in the financial services agreement by and among the Company, ELZ Accountancy Corp and Ms. Zhao.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA CARBON INDUSTRIES, INC.

Date: May 15, 2013	By:	/s/ Guoyun Yao
Guoyun Yao
Chief Executive Officer, President, Secretary and Chairman of the Board (principal executive officer)

Date: May 15, 2013	By:	/s/ Elaine Zhao
Elaine Zhao
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1
Financial Services Agreement, dated as of April 16, 2013, between the Company, ELZ Accountancy Corp and Ms. Elaine Zhao, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2013.

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

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.