Form 10-Q
period 2013-06-30
Asia Carbon Industries, Inc.
filed 2013-08-14
CIK 1491479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  56,056,858 shares of common stock, $.001 par value, as of August 9, 2013.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$5,317,693	$6,664,444
Accounts receivable, net	2,479,290	3,622,644
Inventories	1,710,831	2,393,121
Prepaid expenses and other receivable	6,480	6,420
Total Current Assets	9,514,294	12,686,629

Property, Plant and Equipment, net	30,896,251	26,906,929

Other Assets:
Land use rights, net	213,815	214,356

TOTAL ASSETS	$40,624,360	$39,807,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term debt	$1,376,596	$1,364,014
Accounts payable	1,401,725	1,962,695
Accrued liabilities	146,969	169,302
Taxes payable	235,047	714,413
Due to shareholder	26,820	26,625
Total Current Liabilities	$3,187,157	4,237,049

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.001 par value, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 56,056,858 and 52,857,052 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	56,057	52,857
Additional paid-in capital	7,195,501	6,690,461
Statutory reserves	2,757,200	2,757,200
Retained earnings	23,872,373	22,859,898
Accumulated other comprehensive income	3,556,072	3,210,449
Total Stockholders' Equity	37,437,203	35,570,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,624,360	$39,807,914

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$5,487,310	$13,194,534	$11,451,255	$25,776,226
Cost of Sales	4,187,517	10,257,861	8,762,206	19,913,601
Gross Profit	1,299,793	2,936,673	2,689,049	5,862,625

Operating Expenses:
Selling	114,990	93,297	196,775	184,988
General and administrative	266,669	247,402	885,377	557,790
Total Operating Expenses	381,659	340,699	1,082,152	742,778
Income From Operations	918,134	2,595,974	1,606,897	5,119,847
Other Income and (Expense)
Interest income	-	7,044	-	18,104
Interest expense	(35,198)	(49,247)	(69,449)	(94,881)
Total Other Income and (Expense)	(35,198)	(42,203)	(69,449)	(76,777)
Income Before Provision for Income Tax	882,936	2,553,771	1,537,448	5,043,070
Provision for income tax	260,414	682,294	524,973	1,364,512
Net Income	622,522	1,871,477	1,012,475	3,678,558

Other comprehensive income (loss)	551,412	(268,325)	345,623	(283,736)
Comprehensive Income	$1,173,934	$1,603,152	$1,358,098	$3,394,822

Net Income Per Share - Basic	$0.01	$0.04	$0.02	$0.07
Net Income Per Share - Diluted	$0.01	$0.04	$0.02	$0.07
Weighted Average Shares Outstanding - Basic	55,624,316	52,315,538	54,248,333	51,755,060
Weighted Average Shares Outstanding - Diluted	55,624,316	52,315,538	54,248,333	51,755,060

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$1,012,475	$3,678,558
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for doubtful accounts	90,638	13,284
Depreciation and amortization	938,554	892,165
Stock-Based Compensation	358,240	225,000
Changes in operating assets and liabilities:
Accounts receivable	1,069,778	(947,564)
Inventories	692,591	(248,528)
Prepaid expenses and other receivable	173	4,842
Accounts payable	(610,076)	(865,476)
Accrued expenses	12,831	31,646
Taxes payable	(476,717)	202,247
Net Cash Provided by Operating Activities	3,088,487	2,986,174

Cash Flows from Investing Activities:
Additions to construction in progress	(1,580,504)	(5,351,940)
Acquisitions of property, plant and equipment	(3,052,822)	(933,441)
Net Cash Used in Investing Activities	(4,633,326)	(6,285,381)

Cash Flows from Financing Activities:
Repayment of short term debt	-	(1,370,012)
Proceeds from short term debt	-	1,358,938
Proceeds from issuance of common stock	150,000	149,955
Net Cash Provided by Financing Activities	150,000	138,881

Effect of Exchange Rate Changes on Cash	48,088	(127,351)
Net Decrease in Cash and Equivalents	(1,346,751)	(3,287,677)
Cash and Equivalents - Beginning of the Period	6,664,444	8,092,411

Cash and Equivalents - End of the Period	$5,317,693	$4,804,734

Supplemental Cash Flow Information:
Interest Paid	$67,655	$95,032
Income taxes	$728,753	$1,266,291

Non-cash Investing and Financing Activities:
Issuance of stocks for stock-Based Compensation	$2,165	$-
Transfer from construction in progress to plant and equipment	$4,991,192	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASIA CARBON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These financial statements and other financial information included in this quarterly report on Form 10-Q are unaudited, with the exception of the December 31, 2012 balance sheet. These unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2012, included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

The assets and liabilities of Hongxing and Liteweisi are translated into US dollars at period-end exchange rates. Stockholders' equity is translated at historical rates. The revenues and expenses are translated into US dollars at average exchange rates of the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

The foreign exchange rates used in the translation are follows:

	Three Months Ended		Year Ended
	June 30, 2013		December 31,
	2013	2012	2012
RMB/US$ exchange rate at the period end	0.1620	0.1574	0.1589
Average RMB/US$ exchange rate for the period	0.1612	0.1580	0.1547

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency were included in the consolidated results of operations. There was no material foreign currency transaction gain or loss for the six months ended June 30, 2013 or 2012.

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable balances were as follows:

	June 30, 2013	December 31, 2012
Accounts receivable	$2,642,854	$3,694,429
Allowance for doubtful accounts	(163,564)	(71,785)
Accounts receivable, net	$2,479,290	$3,622,644

 NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$1,301,150	$1,277,286
Packing and other materials	20,248	40,664
Finished products	389,433	1,075,171
	$1,710,831	$2,393,121

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated
	Useful Lives	June 30, 2013	December 31, 2012
Plant	20	$8,861,484	$8,340,697
Machinery and equipment	10	24,881,178	16,839,670
Transportation equipment	5	118,836	117,750
Other machinery and equipment	5	62,509	61,938
Construction in progress		1,619,905	4,969,047
		35,543,912	30,329,102
Less: accumulated depreciation		(4,647,661)	(3,422,173)
Property, plant and equipment, net		$30,896,251	$26,906,929

Total depreciation was $473,292 and $936,063 for the three and six months ended June 30, 2013 and $449,400 and $889,707 for the three and six months ended June 30, 2012.  Depreciation included in cost of manufacturing was $441,914 and $878,590 for the three and six months ended June 30, 2013 and $423,676 and $838,175 for the three and six months ended June 30, 2012.

The Company started the construction of a 3000KW power plant including a water recycling system in June 2012, which is to utilize residual exhaust gas generated from the Company’s carbon black manufacturing process.  Total cost of construction of the plant was approximately $6.4 million. The test of the power plant was completed at the beginning of 2013. The plant is currently being utilized for commercial production and satisfies the Company’s electricity needs for the current production capacities.

Beginning in October 2012, the Company terminated its production on the three dry carbon black production lines and began to convert them to special carbon black (“SCB”) production lines. In connection with the construction of the SCB production lines, the Company transferred the book value of the three dry production lines from property, plant and equipment to construction in progress in the fourth quarter of 2012. Most of the equipment and parts were in good condition and suitable to be used in the new SCB production lines. The Company’s policy is to continuously depreciate these assets during the construction period using estimated remaining useful lives until they are reused, sold, or disposed of. As of June 30, 2013, the SCB production lines have been completed and related construction in progress was transferred to property, plant and equipment.

The Company is constructing a circulating tank to recycle water for use by the factory with a total contract price of approximately $4,000,000.

NOTE 6 – LAND USE RIGHTS, NET

On December 29, 2005, the Company lent RMB554,130 ($89,764) to Xigu Village (“Village”), which was interest free and due December 29, 2008. The Village failed to repay the loan by December 29, 2008. Pursuant to the loan agreement, once the Village was in default, the Company had the right to use the outstanding amount as a prepayment to its future rent obligation for 49 mu (8.07 acre) of land the Village owns. The lease requires a yearly payment of RMB10,000 ($1,620) from July 2003 through July 2053. The Company has no obligation to pay this lease due to the default of the Village loan. The balance of the Village loan receivable was capitalized on December 31, 2008 as land use rights and is amortized over the remaining life of the land use rights.

On October 31, 2007, the Company lent an additional RMB 1,000,000 ($161,991) to the Village. The loan was interest free and due October 31, 2010. The Village failed to repay the loan as of October 31, 2010. Pursuant to the loan agreement, if the Village was unable to repay the loan when due, the Company had the right to offset the defaulted loan balance against future rent obligations of the Company’s newly leased second 49 mu (8.07 acre) parcel of land. The lease requires a yearly payment of RMB10,000 ($1,620) through June 2056 from June 2006. The Company has no obligation to pay this lease due to the default of the Village loan. The balance of the Village loan receivable was capitalized on November 1, 2010 as land use rights and is amortized over the remaining life of the land use rights.

Land use rights balances were as follows:

	June 30, 2013	December 31, 2012
Land use rights	$244,573	$249,453
Less: accumulated amortization	(30,758)	(35,097)
Land use rights, net	$213,815	$214,356

Amortization of land use rights was recorded as rent. Rent expense was $1,253 and $2,491 for the three and six months ended June 30, 2013 and $1,227 and $2,458 for the three and six months ended June 30, 2012.

As of June 30, 2013, the estimated future amortization of land use rights is as follows:

Years Ending December 31,
2013	$2,518
2014	5,035
2015	5,035
2016	5,035
2017	5,035
2018	5,035
Thereafter	186,122
$213,815

NOTE 7 – SHORT TERM DEBT

Short term debt consisted of the following:

	June 30, 2013	December 31, 2012
To Xigu Credit Union
Interest at 12%, payable December 26, 2013	$502,171	$497,581
To Chengguan Credit Union
Interest at 12%, payable December 26, 2013	874,425	866,433
	$1,376,596	$1,364,014

The short term loans are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

The Xigu Creidt Union short-term loan of $502,171 (RMB 3,100,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

The Chengguan Credit Union short-term loan of $874,425 (RMB 5,398,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

NOTE 8 – TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2013	December 31, 2012
PRC corporation income tax	$261,650	$464,481
Value added tax	(26,603)	230,352
Other	-	19,580
Total	$235,047	$714,413

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

Capital Commitments

As of June 30, 2013, the Company had capital commitments amounting to $2,429,800 to complete the circulating tank to recycle water for use by the factory.

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

On April 16, 2013, the BOD granted 30,000 shares of restricted stock to an officer of the Company vesting in four tranches quarterly with a performance target of the Company filing its periodic reports in a timely fashion.

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

On May 29, 2013, the BOD passed a resolution to issue and sell 400,000 shares of common stock of the Company to one accredited investor in China for $50,000. The stock was valued at $0.125 per share (the market closing price on May 28, 2013).

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

On March 16, 2012, the BOD passed a resolution to issue 1,000,000 shares of common stock of the Company under the Plan to 10 senior managers or key employees as part of compensation for 2011. The cost is estimated at $450,000 based on the closing price of the Company’s common stock on March 15, 2012 of $0.45. The Company expensed this compensation cost in 2012.

On March 27, 2013, the BOD passed a resolution to authorize the Company to issue 2,000,000 shares of common stock of the Company under the Plan to 10 senior managers or key employees as part of compensation for 2012. The cost is estimated at $340,000 based on the closing price of $0.17 of the Company’s common stock on February 6, 2013. The Company expensed this compensation cost in the six months ended June 30, 2013.

Restricted stock awards (“RSA”)

The Company has granted RSAs to one officer of the Company for services provided to the Company.

The following table summarizes the activities for the Company’s unvested RSAs for the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value per share
Unvested at December 31, 2012	-	-
Granted	30,000	$0.14
Vested	(6,000)	$0.14
Unvested at June 30, 2013	24,000	$0.14

As of June 30, 2013, there was unrecognized compensation cost of $3,360 related to RSAs.

For the three and six months ended June 30, 2013, stock-based compensation expense of $13,240 and $358,240 was included in general and administrative expenses. For the three and six months ended June 30, 2012, stock-based compensation expense of  $112,500 and $225,000 was included in general and administrative expenses.

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of June 30, 2013 and December 31, 2012, the Company’s uninsured cash balances were approximately $5,312,000 and $6,632,000, respectively.

NOTE 12 – INCOME TAXES

The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2013 and 2012 and has recorded income tax provision for the periods. The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit.

Current PRC Tax Law also imposes a 10% withholding tax on all dividends paid by PRC companies to non-PRC shareholders  unless any foreign shareholder’s jurisdiction has a tax treaty with the PRC that provides for a different withholding arrangement and contains rules governing such matters as international transfer pricing.  No provision for withholding or other tax on the undistributed earnings of the PRC companies has been made as the earnings of these PRC companies, in the opinion of the management, will be reinvested indefinitely.

The Company did not have any significant temporary differences giving rise to deferred tax liabilities as of June 30, 2013 and December 31, 2012.

For the six months ended June 30, 2013 and 2012, reconciliation of the differences between the statutory US Federal income tax rate and the effective rate was as follows:

	Six Months Ended June 30,
	2013	2012

US statutory tax rate	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%
Change in valuation allowance	9.1%	2.1%
Effective rate	34.1%	27.1%

At June 30, 2013, the Company had US net operating loss carry forwards of $2,193,958. A 100% valuation allowance was recorded against their potential tax benefit due to the uncertainty of its realization.

For the six months ended June 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

For the six months ended June 30, 2013, four customers accounted for 25%, 18%, 16% and 13% of the Company’s total revenue. At June 30, 2013, the outstanding trade receivables from these four customers were 24%, 18%, 15% and 14% of the total outstanding trade receivables.

For the six months ended June 30, 2012, four customers accounted for 23%, 20%, 12% and 12% of the Company’s total revenue.  At June 30, 2012, the outstanding trade receivables from these four customers were 20%, 20%, 11% and 13% of the total outstanding trade receivables.

For the six months ended June 30, 2013, four suppliers accounted for 29%, 29%, 27% and 15% of the Company’s total purchases. At June 30, 2013, the outstanding trade payables to these four suppliers were 30%, 30%, 17% and 3% of the total outstanding trade payables.

For the six months ended June 30, 2012, five suppliers accounted for 13%, 13%, 13%, 13% and 13% of the Company’s total purchases.  At June 30, 2012, the outstanding trade payables to these five suppliers were 15%, 14%, 15%, 14% and 14% of the total outstanding trade payables.

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

Recent Development

In October 2012, the Company began converting its three dry production lines to special carbon black (“SCB”) production lines. SCB has a broader range of use compared to the more traditional products including use as a pigmenting agent, UV stabilizer or conductive agent in a variety of products, such as plastics, toners and printing ink and coating, battery and electrical parts. Management believes SCB will generate more revenues as a result of higher sales prices. The conversion affected the Company’s operating results in the first half of 2013 as the three dry production lines had not been in operations since the fourth quarter of 2012. The SCB production lines were completed at the end of June 2013. This project was funded by cash from the Company’s operations. The total cost was approximately $5.6 million.

In May 2013, the Company began to build a circulating tank to recycle water for use by the factory in order to comply with government environmental requirement. The construction is expected to be completed in October 2013. The total cost is expected to be approximately $4.0 million.

Results of Operations

Comparisons for the three and six months Ended June 30, 2013 and 2012

Sales

	Three Months Ended June 30,
	2013		2012
	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$5,007,768	5,990	$8,085,500	8,307
N330	-	-	2,183,574	2,426
N660	-	-	2,084,357	2,425
Naphthalene oil	479,542	900	841,103	1,050
Total:	$5,487,310	6,890	$13,194,534	14,208

	Six Months Ended June 30,
	2013		2012
	Sales	Quantity (Metric Ton)	Sales	Quantity (Metric Ton)
N220	$9,909,751	11,801	$15,900,710	16,307
N330	281,376	333	4,174,381	4,710
N660	219,309	284	4,006,678	4,714
Naphthalene oil	1,040,819	1,740	1,694,457	2,100
Total:	$11,451,255	14,158	$25,776,226	27,831

Total net sales decreased $7,707,224 or 58% and $14,324,971 or 56% during the three and six months ended June 30, 2013, respectively compared to the same periods of 2012.  The decrease in sales was primarily due to the decrease in production as affected by the conversion to SCB production lines and the decrease in unit sales prices as a result of the lower coal tar oil prices which is the primary raw material for carbon black products.

During the second quarter of 2013, the average selling prices of our products was $796 per metric ton, a decrease of $133, or 14%, from $929 in the same period of 2012.

During the second quarter of 2013, the Company sold 6,890 metric tons of carbon black and naphthalene oil, a decrease of 7,318 metric tons or 52%, compared to 14,208 metric tons in the same period of 2012. The decrease was mainly attributable to the Company’s SCB production lines renovation project. Beginning in October 2012, the Company suspended production on its three dry carbon black production lines and began to convert them to SCB production lines.

During the first half of 2013, the average selling prices of our products was $809 per metric ton, a decrease of $117, or 13%, from $926 in the same period of 2012.

During the first half of 2013, the Company sold 14,158 metric tons of carbon black and naphthalene oil, a decrease of 13,673 metric tons or 49%, compared to 27,831 metric tons in the same period of 2012. The decrease was mainly attributable to the aforementioned conversion to SCB production lines.

Cost of Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Cost of Sales	$4,187,517	$10,257,861	-59%	$8,762,206	$19,913,601	-56%

Cost of goods sold decreased $6,070,344 or 59% and 11,151,395 or 56% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods of 2012. It was mainly attributable to the decrease in production and average purchase price of the primary raw material, coal tar.

The average price of coal tar was $356 per metric ton in the second quarter of 2013, a decrease of $47 per metric ton, or 12% from $403 per metric ton in the same period of 2012.  The quantity of coal tar used in production in the second quarter of 2013 was 8,971 metric tons, a decrease of 13,570 metric tons, or 60% compared to 22,541 metric tons in the same period of 2012.

The average price of coal tar was $357 per metric ton in the first half of 2013, a decrease of $38 per metric ton, or 10% from $395 per metric ton in the same period of 2012.  The quantity of coal tar used in production in the first half of 2013 was 17,363 metric tons, a decrease of 28,040 metric tons, or 62% compared to 45,403 metric tons in the same period of 2012.

The decrease in usage of coal tar in the second quarter and the first half of 2013 was mainly due to the suspension of production on the three dry carbon black production lines for conversion to SCB production lines.

Gross Profit

Gross profit was $1,299,793 in the quarter ended June 30, 2013, a decrease of $1,636,880, or 56%, compared to $2,936,673 in the same period of 2012. The gross profit margin was 24% for the second quarter of 2013 compared to 22% for the same period of 2012.

Gross profit was $2,689,049 in the six months ended June 30, 2013, a decrease of $3,173,576, or 54%, compared to $5,862,625 in the same period of 2012. The gross profit margin was 23% for the six months ended June 30, 2013 and 2012.

The decrease in gross profit in the second quarter and the first half of 2013 was a result of the decrease in sales and production.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Operating expenses	$381,659	$340,699	12%	$1,082,152	$742,778	46%
% of Sales	7%	3%		9%	3%

Operating expenses increased by $40,960 or 12% and 339,374 or 46% during the quarter and six months ended June 30, 2013, respectively compared to the same periods of 2012.

The higher operating expenses in dollars and as a percentage of sales in the second quarter of 2013 were mainly due to an increase in bad debt allowance of $87,471 to reflect our expectations about the unrecoverable accounts receivable as some have become deeper in overdue, an increase in shipping expense of 20,303 resulting from price increase in freight charges, an increase in professional fees of $12,406 and an increase in administrative personnel and facility expenses of $14,295. The increase in operating expenses was partly offset by a decrease in stock-based compensation of $99,260.

The higher operating expenses in dollars and as a percentage of sales in the first half of 2013 were mainly due to an increase in stock-based compensation of $133,240, an increase in administrative personnel and facility expenses of $122,640 as a result of office building repairs as wells as  higher salaries and an increase in bad debt allowance of $77,353. The increase in operating expenses was partly offset by a decrease in professional fees of $10,288.

As most of the general and administrative expenses are fixed, the decrease in sales also contributed to the increases in operating expenses as a percentage of sales.

Net Income

Net income was $622,522 in the quarter ended June 30, 2013, a decrease of $1,248,955, or 67%, compared to $1,871,477 in the same period of 2012.

Net income was $1,012,475 in the six months ended June 30, 2013, a decrease of $2,666,083, or 72%, compared to $3,678,558 in the same period of 2012

The decreases in net income were a result of aforementioned lower gross profit and higher operating expenses, partly offset by lower income taxes.

Liquidity and Capital Resources

We had cash and equivalents of $5,317,693 and $6,664,444 as of June 30, 2013 and December 31, 2012, respectively. Our funds are kept in financial institutions in the PRC, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations incurred outside the PRC.

Accounts receivable were $2,479,290 and $3,622,644, or 26% and 29%, of current assets, as of June 30, 2013 and December 31, 2012, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay, or to fail to make payments in a timely manner, our liquidity and results of operations could be adversely affected. An economic or industry downturn could adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect accounts receivable could affect our cash flow and working capital and could also impact the cost or availability of financing available to us.

Accounts receivable aging as of June 30, 2013 and December 31, 2012 was as follows:

	Total	Current	31-90 days	91-180 days	181-360 days	Over 361 days
June 30, 2013	100.00%	72.17%	18.41%	0.00%	5.86%	3.56%
December 31, 2012	100.00%	79.13%	19.40%	0.00%	1.47%	0.00%

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced significant amount of bad debt since the inception of our operations. Allowance for doubtful accounts was $163,564 and $71,785 as of June 30, 2013 and December 31, 2012, respectively.

Operating activities:

For the six months ended June 30, 2013, net cash provided by operating activities was $3,088,487. This was primarily due to net income of $1,012,475, adjusted by non-cash related expenses including provision for doubtful accounts of $90,638, depreciation and amortization of $938,554 and stock-based compensation of $358,240, then increased by favorable changes in working capital of $688,580. The favorable changes in working capital mainly resulted from a decrease in accounts receivable of $1,069,778 as some prior period accounts receivable got collected and a decrease in inventory of $692,591 as a result of the SCB production lines conversion, partly offset by a decrease in accounts payable of $610,076 and a decrease in taxes payable of $476,717.

For the six months ended June 30, 2012, net cash provided by operating activities was $2,986,174. This was primarily due to net income of $3,678,558, adjusted by non-cash related expenses including provision for doubtful accounts of $13,284, depreciation and amortization of $892,165 and stock-based compensation of $225,000, then decreased by unfavorable changes in working capital of $1,822,833. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $947,564, an increase in inventory of $248,528 and a decrease in accounts payable of $865,476, partly offset by an increase in taxes payable of $202,247.
.
Investing activities:

Net cash used in investing activities was $4,633,326 for the six months ended June 30, 2013 due to the capital expenditures on construction of the circulating tank of $1,580,504 and on the construction of SCB production lines of $3,052,822.

Net cash used in investing activities were $6,285,381 in the six months ended June 30, 2012. Capital expenditures of $933,441 are related to the Company’s warehouse built in 2012, $5,351,940 related to the Company’s construction of power plant.

Financing Activities:

Net cash provided by financing activities was $150,000 for the six months ended June 30, 2013 which was the issuance of the Company’s common stock to three investors.

Net cash provided by financing activities was $138,881 in the six months ended June 30, 2012 which included $149,955 received from private investors and $11,074 net repayment of short term loan.

Short Term Debt

Short term debt consisted of the following:

	June 30, 2013	December 31, 2012
To Xigu Credit Union
Interest at 12%, payable December 26, 2013	$502,171	$497,581
To Chengguan Credit Union
Interest at 12%, payable December 26, 2013	874,425	866,433
	$1,376,596	$1,364,014

The short term loans are renewable based on the past credit of the Company. Interest is paid quarterly. There are no other terms or loan covenants relating to these short term loans.

The Xigu Creidt Union short-term loan of $502,171 (RMB 3,100,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

The Chengguan Credit Union short-term loan of $874,425 (RMB 5,398,000) was due on December 27, 2012 and was renewed at interest rate of 12%, the new maturity date is December 26, 2013.

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

We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing common stocks. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. However, as we are seeking to increase our production capacity in the near future, and it is possible that cash from operations will not be enough to support our expansion and we may require additional funding from external source, either debt or equity financing. We cannot be sure funding will be available on reasonable terms when we require such funding, if at all.

Contractual Obligations

As of June 30, 2013, the Company had capital commitments amounting to $2,429,800 to complete the circulating tank to recycle water for use by the factory.

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

At the conclusion of the period ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, as of such fiscal year end we identified material weaknesses in our internal control over financial reporting and described several actions we plan to take to remedy such material weaknesses.  During the quarter ended June 30, 2013, we continued on job training of accounting and other related personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2013, the Company issued 400,000 shares of common stock of the Company to one accredited investor in China for $50,000.  The issuance was in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

ASIA CARBON INDUSTRIES, INC.

Date: August 14, 2013	By:	/s/ Guoyun Yao
Guoyun Yao
Chief Executive Officer, President, Secretary and Chairman of the Board
(principal executive officer)

Date: August 14, 2013	By:	/s/ Elaine Zhao
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

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.